Form 10-Q
period 2001-06-30
MULTILINK TECHNOLOGY CORP
filed 2001-08-08
CIK 1114068

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                       Commission File Number: 000-31851


                       MULTILINK TECHNOLOGY CORPORATION
                       --------------------------------
            (Exact Name of Registrant as Specified in its Charter)


           California                                     95-4522566
           ----------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

  300 Atrium Drive, 2nd Floor, Somerset, New Jersey                    08873
  -------------------------------------------------                    -----
      (Address of principal executive offices)                      (Zip Code)

     Registrant's telephone number, including area code:    (732) 537-3700
                                                            --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [_] No [X]

     As of August 1, 2001, the number of shares of the Registrant's common stock, $0.0001 par value per share, issued and outstanding, were: 65,519,483 shares of Class A Common Stock and 28,000,000 shares of Class B Common Stock

================================================================================

                       MULTILINK TECHNOLOGY CORPORATION
                                   FORM 10-Q

                                     INDEX

                                                                                                                    PAGE
                                                                                                                    ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited):

           Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.......................     3

           Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and
           June 30, 2000.........................................................................................     4

           Condensed Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2001.......     5

           Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and June 30,
           2000..................................................................................................     6

           Notes to Unaudited Financial Statements...............................................................     7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................    11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk............................................    28

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................................   II-1

Item 2.    Changes in Securities and Use of Proceeds.............................................................   II-1

Item 3.    Defaults Upon Senior Securities.......................................................................   II-1

Item 4.    Submission of Matters to a Vote of Security Holders...................................................   II-2

Item 5.    Other Information.....................................................................................   II-2

Item 6.    Exhibits and Reports on Form 8-K......................................................................   II-2

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

               MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except for per share amounts)
                                  (unaudited)

                                                                                                June 30,         December 31,
                                                                                                  2001               2000
                                                                                               ---------         ------------
ASSETS
Current assets:
   Cash and cash equivalents.............................................................      $  90,352           $  29,159
   Accounts receivable, net..............................................................         16,043              13,771
   Inventories...........................................................................         18,990              17,264
   Prepaid expenses and other current assets.............................................          8,698               6,537
                                                                                               ---------           ---------
       Total current assets..............................................................        134,083              66,731
                                                                                               ---------           ---------
Property and equipment, net..............................................................         25,498              17,765
Deferred income taxes....................................................................          3,925               2,573
Other assets.............................................................................          4,521               3,197
                                                                                               ---------           ---------
   Total assets..........................................................................      $ 168,027           $  90,266
                                                                                               =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................................................      $  10,075           $  10,987
   Accrued expenses......................................................................         13,977              11,288
   Accrued warranty costs................................................................          1,172                 785
   Software and equipment financing--current portion.....................................          1,061                 685
   Lease obligations--current portion....................................................            670                 636
   Income taxes payable..................................................................             --                 702
                                                                                               ---------           ---------
       Total current liabilities.........................................................         26,955              25,083
                                                                                               ---------           ---------
Lease obligations--net of current portion................................................            345                 773
Software and equipment financing--net of current portion.................................          1,279                 245
                                                                                               ---------           ---------

Commitments and contingencies
Redeemable convertible preferred stock:
   Series A; $.0001 par value; 1,712 issued and outstanding as of
       December 31, 2000; no shares outstanding as of June 30, 2001......................             --              15,073
   Series B; $.0001 par value; 1,000 issued and outstanding as of
       December 31, 2000; no shares outstanding as of June 30, 2001......................             --              40,000
Shareholders' equity:
   Common stock, $.0001 par value:
       Class A...........................................................................              4                  --
       Class B...........................................................................              3                   3
   Additional paid-in-capital............................................................        174,519              34,162
   Deferred stock compensation...........................................................       ( 16,768)           ( 12,601)
   Accumulated deficit...................................................................       ( 17,791)           ( 12,487)
   Accumulated other comprehensive income (loss).........................................       (    401)                 15
   Treasury stock, at cost                                                                      (    118)                 --
                                                                                               ---------           ---------
       Total shareholders' equity........................................................        139,448               9,092
                                                                                               ---------           ---------
       Total liabilities and shareholders' equity........................................      $ 168,027           $  90,266
                                                                                               =========           =========


    See accompanying notes to condensed consolidated financial statements.

               MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except for per share amounts)
                                  (unaudited)


                                                                            Three Months Ended         Six Months Ended
                                                                                 June 30,                  June 30,
                                                                          -----------------------   -----------------------
                                                                            2001          2000         2001         2000
                                                                          --------      --------     --------     --------
Total revenues.........................................................   $ 35,103      $ 16,320     $ 66,171     $ 28,667
                                                                          --------      --------     --------     --------
Cost of revenues
  Product..............................................................     12,721         6,042       24,070       10,859
  Inventory write down.................................................         --            --        4,895           --
  Deferred stock compensation..........................................        445           132          921          159
                                                                          --------      --------     --------     --------
Total cost of revenues.................................................     13,166         6,174       29,886       11,018
                                                                          --------      --------     --------     --------
Gross profit...........................................................     21,937        10,146       36,285       17,649
                                                                          --------      --------     --------     --------
Operating expenses:
  Research and development, excluding deferred stock compensation......     13,259         5,087       25,795        8,934
  Research and development--warrant issuance...........................         --         6,375           --        6,375
  Sales and marketing, excluding deferred stock compensation...........      4,507         1,328        8,034        2,514
  General and administrative, excluding deferred stock compensation....      3,310           884        6,256        2,110
  Deferred stock compensation..........................................      2,303         1,269        4,884        2,079
                                                                          --------      --------     --------     --------
     Total operating expenses..........................................     23,379        14,943       44,969       22,012
                                                                          --------      --------     --------     --------
Operating loss.........................................................   (  1,442)     (  4,797)    (  8,684)    (  4,363)
Other income and expenses
  Interest expense.....................................................        (88)     (     44)    (    185)    (    200)
  Other income (including $77 and $207 of equity losses in affiliate
   during the three and six months ended June 30, 2001, respectively)..        132           234          344          327
                                                                          --------      --------     --------     --------
Loss before provision (benefit) for income taxes.......................   (   1,39)     (  4,607)    (  8,525)    (  4,236)
Provision (benefit) for income taxes...................................   (    545)          447     (  3,221)         447
                                                                          --------      --------     --------     --------
Net loss                                                                  (    853)     (  5,054)    (  5,304)    (  4,683)
Accretion of redeemable convertible preferred stock to redemption
 value.................................................................         --            24           24           48
Dividend related to warrant issuance...................................         --         6,375           --        6,375
                                                                          --------      --------     --------     --------
Net loss attributable to common shareholder............................   $   (853)     $(11,453)    $ (5,328)    $(11,106)
                                                                          ========      ========     ========     ========

Net loss per share, basic and diluted..................................     $(0.03)       $(0.38)      $(0.17)      $(0.37)
                                                                          ========      ========     ========     ========

Weighted average shares of common stock, basic and diluted.............     33,688        30,000       31,874       30,000
                                                                          ========      ========     ========     ========

The composition of the amortization of deferred
 stock compensation is as follows:
Research and development...............................................   $  1,146      $    615     $  2,527     $    792
Sales and marketing....................................................        429            44          852           89
General and administrative.............................................        728           610        1,505        1,198
                                                                          --------      --------     --------     --------
     Total.............................................................   $  2,303      $  1,269     $  4,884     $  2,079
                                                                          ========      ========     ========     ========


    See accompanying notes to condensed consolidated financial statements.

               MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)
                                  (Unaudited)

                                                                                                                    Accumulated
                                                                                                                  ---------------
                                               Class A         Class B     Additional    Deferred                      Other
                                           --------------- --------------- ----------- -------------              ---------------
                                            Common Stock    Common Stock     Paid-in    Stock Based  Accumulated   Comprehensive
                                           --------------- --------------- ----------- ------------- ------------ ---------------
                                           Shares   Amount Shares   Amount   Capital   Compensation    Deficit     Income (Loss)
                                           ------   ------ ------   ------ ----------- ------------- ------------ ---------------
BALANCE, DECEMBER 31, 2000  .               2,049          28,000       $3    $34,162      $(12,601)    $(12,487)            $15
Stock option plan transactions including
 related income tax benefit...............    154                                 725
Issuance of Class A common stock..........  9,200        1                     74,590
Conversion of Series A and B redeemable
 convertible preferred stock to Class A
 common stock............................. 27,116        3                     55,094
Deferred stock compensation...............                                      9,972        (9,972)
Amortization of deferred stock
 compensation.............................                                                    5,805
Accretion of redeemable convertible
 preferred stock..........................                                        (24)
Purchase of treasury stock, at cost.......
Comprehensive Income:
 Net loss.................................                                                                (5,304)
 Other comprehensive income--
   Foreign currency translation
    adjustment............................                                                                                  (134)
   Cash flow hedges reclassification
    adjustments...........................                                                                                  (282)

Comprehensive loss........................ ------   ------ ------   ------ ----------- ------------- ------------ ---------------
BALANCE JUNE 30, 2001..................... 38,519       $4 28,000       $3   $174,519      $(16,768)    $(17,791)           $(401)
                                           ======   ====== ======   ====== =========== ============= ============ ===============




                                           Treasury Stock  Total
                                           -------------- --------
BALANCE, DECEMBER 31, 2000................                  $9,092
Stock option plan transactions including
 related income tax benefit...............                     725
Issuance of Class A common stock..........                  74,591
Conversion of Series A and B redeemable
 convertible preferred stock to Class A
 common stock.............................                  55,097
Deferred stock compensation...............                      --
Amortization of deferred stock
 compensation.............................                   5,805
Accretion of redeemable convertible
 preferred stock..........................                     (24)
Purchase of treasury stock, at cost.......     (118)          (118)

Comprehensive Income:
 Net loss.................................                  (5,304)
 Other comprehensive income--
   Foreign currency translation
    adjustment............................                    (134)
   Cash flow hedges reclassification
    adjustments...........................                    (282)
                                                          --------

                                                            (5,720)
Comprehensive loss........................ -------------- --------
BALANCE JUNE 30, 2001.....................     (118)      $139,448
                                           ============== ========

     See accompanying notes to condensed consolidated financial statements.

               MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                                    Six Months Ended
                                                                        June 30,
                                                                     2001         2000
                                                                  ---------     --------
Cash flows from operating activities:
  Net loss................................................        $  (5,304)     $(4,683)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Warrant issuances.....................................               --        6,456
    Depreciation and amortization.........................            4,024          836
    Deferred stock compensation...........................            5,805        2,238
    Interest expense on line of credit from shareholder...               --           61
    Deferred income taxes.................................           (4,034)      (1,239)
    Equity losses in affiliate............................              207           --
    Changes in working capital items, net.................           (3,904)       4,577
    Other.................................................              135          (18)
                                                                  ---------      -------
      Net cash (used in) provided by operating
       activities.........................................           (3,071)       8,228
                                                                  ---------      -------
Cash flows from investing activities:
  Purchases of property and equipment.....................          (10,073)      (2,115)
  Purchase of non-marketable securities...................           (1,667)          --
                                                                  ---------      -------
  Net cash used in investing activities...................          (11,740)      (2,115)
                                                                  ---------      -------
Cash flows from financing activities:
  Issuance of common stock, net...........................           77,004           --
  Proceeds from stock option exercises....................              481           --
  Payments on lease obligations and software and
   equipment financing....................................           (1,339)        (239)
  Note receivable.........................................               --          (50)
  Treasury stock purchase.................................             (118)          --
  Issuance of preferred stock, net........................               --       37,550
                                                                  ---------      -------
    Net cash provided by financing activities.............           76,028       37,261
                                                                  ---------      -------
Effect of exchange rate changes on cash...................              (24)         (13)
                                                                  ---------      -------
Net increase in cash and cash equivalents.................           61,193       43,361
Cash and cash equivalents, beginning of period............           29,159        8,997
                                                                  ---------      -------
Cash and cash equivalents, end of period..................        $  90,352      $52,358
                                                                  =========      =======
Supplemental disclosures of cash flow information--Cash
 paid during the period for:
  Income taxes............................................        $   2,050      $   844
  Interest................................................        $     185      $   120

    See accompanying notes to condensed consolidated financial statements.

               MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consisting of normal recurring items considered necessary for the fair presentation have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

     The financial statements included herein have been prepared with the understanding that the users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Registration Statement on Form S-1, including applicable amendments thereto, which was declared effective by the Securities and Exchange Commission on June 20, 2001.

     Derivative Financial Instruments - During January 2001, the Company began utilizing foreign currency forward contracts. The Company is exposed to market risk from changes in foreign currency exchange rates associated with forecasted foreign currency-denominated expenses. The Company uses foreign currency forward contracts designated as cash flow hedges to hedge this exposure and the fair value changes of the forward contracts related to the effective portion of the hedges are initially recorded as a component of other comprehensive income. The Company utilizes these foreign currency forward contracts to hedge its variability in U.S. dollar cash flows associated with probable forecasted foreign inter-company mark and Euro denominated expenses because the Company reimburses its German subsidiary for such expenses. Unrealized and realized gains and losses on cash flow hedges accumulate in other comprehensive income and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Gains and losses on derivatives that are terminated prior to their maturity are also reclassified into earnings when the underlying hedged items impact earnings, unless it is no longer probable that the hedged forecasted transaction will occur, whereby such gains and losses are recognized immediately in earnings. The Company hedges forecasted exposures up to 12 months in the future. For the three and six months ended June 30, 2001, hedge ineffectiveness associated with instruments designated as cash flow hedges was not significant. For the three and six months ended June 30, 2001, net losses of $0.1 million and $0.2 million, respectively, were reclassified into earnings as an adjustment to research and development expense. These net losses were offset by gains and losses on the transactions being hedged. At June 30, 2001 $0.3 million of net derivative gains/losses included in accumulated other comprehensive income will be reclassified into earnings within twelve months from that date. The unrealized amounts in accumulated other comprehensive income will fluctuate based on changes in fair value of open contracts at each reporting period. At June 30, 2001, the Company's liability of $0.5 million relating to these forward contracts is included in accrued expenses in the accompanying condensed consolidated balance sheet.

               MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


2. EARNINGS PER SHARE

     Basic net income or loss per share excludes dilution for potentially dilutive securities and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net income or loss per share when their inclusion would be antidilutive. A reconciliation between basic and diluted weighted average shares outstanding is as follows:

                                                            Three Months         Six Months
                                                           Ended June 30,      Ended June 30,
                                                         -----------------    ----------------
     (Amounts in thousands)                                2001      2000      2001      2000
                                                         -------   -------    ------   -------
Weighted average shares outstanding, basic.........       33,688    30,000    31,874    30,000
Dilutive shares issuable in connection with stock
 plans.............................................       19,356    23,266    18,772    21,543
Dilutive shares issuable in connection with
 warrants granted..................................        3,382       683     3,184       642
Conversion of preferred stock to common stock......       24,405    25,553    25,760    21,335
                                                         -------   -------    ------   -------
Weighted average shares outstanding, diluted.......       80,831*   79,502*   79,590*   73,520*
                                                         =======   =======    ======   =======

* Since there was a loss attributable to common shareholders in these periods, the basic weighted average shares outstanding were used in calculating diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive.

3. INVENTORIES

     Inventories consisted of the following:


                                            June 30,     December 31,
     (Amounts in thousands)                   2001          2000
                                          -----------    ------------
Finished goods......................          $ 4,851         $ 2,736
Work-in-progress....................            3,882           5,993
Raw materials.......................           10,157           8,535
                                              -------         -------
  Total.............................          $18,990         $17,264
                                              =======         =======

     During the six months ended June 30, 2001, the Company recorded a charge of $4.9 million to reduce inventories to their net realizable value. $4.3 million of this charge resulted primarily from order cancellations as customers are transitioning from certain Gallium Arsenide products to Silicon Germanium products.

               MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


4.   SEGMENT INFORMATION AND CONCENTRATION OF REVENUES

     Revenues to geographic locations are as follows:

                                           Three Months        Six Months
(Amounts in Thousands)                    Ended June 30,      Ended June 30,
                                         ----------------    ----------------
                                           2001     2000      2001     2000
                                         -------  -------    -------  -------
     North America..................     $23,519  $13,109    $41,895  $21,544
     Europe.........................      11,584    3,208     24,231    7,022
     Asia...........................          --        3         45      101
                                         -------  -------    -------  -------
                                         $35,103  $16,320    $66,171  $28,667
                                         =======  =======    =======  =======
Revenues to certain geographic locations within Europe are as follows:

     Italy..........................           *   $2,152          *   $3,697
                                         =======  =======    =======  =======
     France.........................     $ 4,738        *    $12,715        *
                                         =======  =======    =======  =======
     United Kingdom.................     $ 5,617        *    $ 7,110        *
                                         =======  =======    =======  =======

     The following is a summary of the percentage of revenues from major customers:

                                          Three Months           Six Months Ended
                                         Ended June 30,               June 30,
                                       ------------------     ----------------------
                                          2001     2000          2001        2000
                                       ---------- -------     ----------   ---------
     Alcatel..................                30%       *             39%         16%
     TyCom....................                29%       *             23%          *
     Marconi..................                16%       *             11%          *
     Lucent...................                 *       57%             *          50%
     Cisco....................                 *       22%             *          18%

* Customer's or country's revenues represents less than 10% of total revenue in the respective period.

5. COMMITMENTS AND CONTINGENCIES

     The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that an ultimate liability arising from these actions will not have a material adverse effect on its financial position, results of operations or cash flows.

     Beginning in May 2001, an employee/shareholder has sent correspondence to the Company claiming, among other things, that the Company's Chief Executive Officer and executive vice president breached an oral promise made by them relating to awards of stock options and certain salary arrangements. His correspondence has also asserted that the Company's filings with the Securities and Exchange Commission were misleading because they understated the gravity of his claims, and that his claims are significant and form the basis for a claim of breach of fiduciary duty by the above-named executives and, in particular, that the executives misused their power to reward themselves and engaged in a scheme to oust the employee/shareholder from the Company. His correspondence has also alleged defamation and discrimination. The correspondence has proposed settlement payments by the Company of up to $1.0 million in cash and the transfer of one million shares of common stock.

     While the Company believes the allegations set forth in the employee/shareholder's correspondence to it are without merit, it cannot predict the ultimate outcome of any litigation, should it be initiated.

               MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


6.   SHAREHOLDERS' EQUITY

     On June 26, 2001, the Company completed an initial public offering ("IPO") of 9.2 million shares (including exercise of the underwriters' over-allotment option) of its Class A common stock. Since the IPO was a "qualified pubic offering" as defined in the Series A and B redeemable convertible preferred stock agreements, the 2.7 million outstanding shares of the Series A and B preferred stock were converted into 27.1 million shares of Class A common stock.

     The 500,000 Series B convertible preferred stock purchase warrants outstanding prior to the IPO converted automatically into warrants to purchase 5 million shares of the Company's Class A common stock.

     During the three months ended June 30, 2001, the Company granted 2,582,000 stock options to employees with a weighted average exercise price of $6.47. In connection with these grants, the Company recorded $3,961,125 of deferred stock compensation that will be amortized to expense over a four-year period that is consistent with the vesting schedule of such options.

7.   RELATED PARTY TRANSACTIONS

     On behalf of ASIP during 2001, the Company made deposits of $0.8 million on a piece of equipment. The Company expects to expend an additional $1.2 million during the remainder of 2001 to complete the purchase of this equipment. ASIP will have sole use of the equipment and the Company does not expect to charge them for such usage.

8.   SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS

     During the three and six months ended June 30, 2001, the Company financed the acquisition of equipment or software in the amounts of $0.9 million and $1.8 million, respectively.

9.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity method investments continues to apply.
The Company does not expect that the adoption of these standards will have a material impact on its financial position or results of operations. The Company currently does not have any business combinations in progress. As of June 30, 2001, the Company had $0.8 million of unamortized goodwill recorded resulting from one of our equity investments. Less than $0.1 million of goodwill amortization will occur through the remainder of 2001, and effective January 1, 2002, the Company will discontinue amortizing this goodwill whose annual amortization expense is less than $0.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under "Risk Factors" herein.

OVERVIEW

     We design, develop and market advanced integrated circuits, modules and higher-level assemblies that enable next generation optical networking systems. We outsource substantially all of our semiconductor fabrication and focus our efforts on the design, development and marketing of our products.

     From our inception on July 26, 1994 through December 31, 1996, our operations consisted primarily of start-up activities, including development of our initial products. During 1996, we began generating development revenues through technology development contracts with several of our customers. In July 1997, we began shipping our first product for customer evaluation. During the first quarter of 1998, we recognized our first significant product revenues and further invested in research and development, sales and marketing, operations and our general and administrative infrastructure.

     To date, we have generated a substantial portion of our revenues from a limited number of customers. Our top three customers for the three and six months ended June 30, 2001 were Alcatel, TyCom and Marconi, representing 30%, 29% and 16% and 39%, 23% and 11% of our revenues, respectively. A number of network service providers have recently announced plans to curtail the level of their capital expenditures on their infrastructure build-out, which could significantly reduce the demand for our products by communications equipment manufacturers, including these principal customers. We expect that in future periods our customer base will become less concentrated both generally and within our top three customers.

     We have focused our initial sales and marketing efforts on North American and European communications equipment manufacturers. During the three and six months ended June 30, 2001, we derived 67% and 63%, respectively, of our total revenues from communications equipment manufacturers in North America compared with 80% and 75%, respectively, during the comparable periods in 2000. We currently sell through our direct sales force in North America and Europe, and through selected independent sales representatives in North America, Germany, United Kingdom, Italy, France, Israel, China, Korea and Japan. We have started to build an infrastructure to support an internal international sales force by opening sales offices in Canada, Italy, and United Kingdom. International revenues are denominated in U.S. dollars, which reduces our exposure to foreign currency risks. We expect international revenues to continue to account for a significant percentage of total revenues.

     Revenues. We recognize product revenues at the time of shipment. Our customers are not obligated by long-term contracts to purchase our products and can generally cancel or reschedule orders on short notice. The recent slowdown in the build-out of the communications infrastructure has caused our revenues to grow less rapidly than they otherwise would have. In the ordinary course of business, we receive order cancellations and rescheduled shipments. To the extent possible, we pursue order cancellation fees from our customers. Depending upon the facts and circumstances surrounding these cancellation fees, the receipt of such fees may have an immediate impact on revenues in the period that such fees are collected or the fees may need to be deferred and then recognized as revenue over some future period. We cannot ensure that we will be able to collect an order cancellation fee for each order cancelled and we cannot project how revenue will be affected by such fees.

     Cost of Revenues. Cost of revenues consists of component and materials cost, direct labor, deferred stock compensation relating to manufacturing labor, manufacturing, overhead costs and estimated warranty costs. We outsource substantially all of the fabrication and assembly, and a portion of the testing, of our products. Accordingly, a significant portion of our cost of revenues consists of payments to our third-party manufacturers. As revenues increase, we believe favorable trends should occur in manufacturing costs due to our ability to absorb overhead costs over higher volumes.

     Research and Development. Research and development expenses consist primarily of salaries and related personnel costs, equipment, material, third-party costs and fees related to the development and prototyping of our products and depreciation associated with engineering and design software costs. We expense our research and development costs as they are incurred, except for the purchase of engineering and design software licenses, which are capitalized and depreciated over their estimated useful life. Research and development is key to our future success, and we intend to increase our research and development expenses in future periods in absolute dollar amounts.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing, customer service and application engineering support functions. We expect that sales and marketing expenses will increase in future periods in absolute dollar amounts as we hire additional sales and marketing personnel, initiate additional marketing programs, establish sales offices in additional domestic and international locations and expand our customer service and support organizations.

     General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, facilities, information services, human resources, recruiting, professional fees and other corporate expenses. We expect general and administrative expenses to increase in absolute dollar amounts as we incur additional costs related to the growth of our business and our operation as a public company.

     Deferred Stock Compensation. In connection with the granting of stock options to our employees, officers and directors, we recorded deferred stock compensation. Deferred stock compensation represents the difference between the grant price and the fair value of the common stock underlying options granted during these periods. Deferred stock compensation is presented as a reduction of shareholders' equity. We are amortizing our deferred stock compensation using the graded vesting method, in accordance with FASB Interpretation No. 28, over the vesting period of each respective option, generally four years. Based on our balance of deferred stock compensation as of June 30, 2001, we estimate our amortization of deferred stock compensation for each of the periods below to be as follows:

             Year Ending December 31,                       Amount
             ------------------------                      --------
                                                       (in thousands)
   2001 (subsequent to June 30, 2001)..............        $ 5,126
   2002............................................          6,894
   2003............................................          3,389
   2004............................................          1,197
   2005............................................            162
                                                          ---------
      Total........................................        $16,768
                                                          =========

     Approximately $2.5 million of the remaining amortization of deferred stock compensation will be charged to cost of revenues. During the three months ended June 30, 2001, we granted 2,582,000 stock options to employees with a weighted average exercise price of $6.47. In connection with these grants, we recorded $3,961,125 of deferred stock compensation that will be amortized to expense over a four-year period that is consistent with the vesting schedule of such options.

     Net Income (Loss).   In addition to the items discussed above, net income
(loss) also includes interest expense, other income, income or loss associated with our equity investments and a provision or benefit for income taxes. Interest expense relates to interest associated with capital leases and equipment and software financings. Other income represents investment earnings on our cash and cash equivalents.

RESULTS OF OPERATIONS

     Revenues.   Revenues increased to $35.1 million for the three months ended
June 30, 2001, compared with $16.3 million for the three months ended June 30, 2000. Revenues increased to $66.2 million for the six months ended June 30, 2001, compared with $28.7 million for the six months ended June 30, 2000. The increase was due to higher unit volume shipments of integrated circuits, modules and higher-level assemblies to existing and new customers and the introduction of new products. We continued to diversify our revenue base with 33% of our revenues generated from outside of North America during the three months ended June 30, 2001, compared to 20% during the comparable period in 2000.

     Gross Profit.   Cost of revenues, including $0.5 million of deferred stock compensation, increased to $13.2 million for the three months ended June 30, 2001, compared with $6.2 million for the three months ended June 30, 2000. Gross profit as a percentage of revenues, or gross margin, increased to 63% for the three months ended June 30, 2001 compared with 62% for the three months ended June 30, 2000. Our higher sales volume, fabless strategy and the leverage of our infrastructure all contributed to the gross margin improvement. Excluding the impact of deferred stock compensation, gross margins would have been 64% and 63% for the three months ended June 30, 2001 and 2000, respectively. During the three months ended June 30, 2001 compared to the comparable period in 2000, stock based compensation expense associated with cost of revenues increased $0.3 million due to stock option grants to manufacturing employees coupled with increased manufacturing headcount.

     Cost of revenues, including $0.9 million of deferred stock compensation, increased to $29.9 million for the six months ended June 30, 2001, compared with $11.0 million for the six months ended June 30, 2000. Gross profit as a percentage of revenues, or gross margin, decreased to 55% for the six months ended June 30, 2001 compared with 62% for the six months ended June 30, 2000. The decrease in gross margins was due predominantly to $4.9 million of inventory charges to reduce inventories to their net realizable value. Included in the $4.9 million is a $4.3 million inventory write-down required as a result of a migration by certain of our customers from GaAs-based products to comparable SiGe-based products. This has resulted in cancellation of orders by certain customers, the most significant of which was by Alcatel's submarine networks division, which has moved to a new design system more rapidly than expected, and certain other customers indicating that they will be utilizing SiGe products instead of GaAs products in the future. Also included in this inventory charge is $0.6 million that relates to consigned inventories located at our finished goods suppliers. The charge is the result of inventory shrink and lower than expected production yields during the three months ended March 31, 2001 at these finished goods suppliers. We performed procedures to ensure that the entire charge is associated with the first quarter of 2001 including conducting a physical count of the consigned inventory during the fourth quarter of 2000. We identified this inventory shortage as our suppliers' utilized consigned raw materials for the production of our products. As the consigned raw material inventory balance was reduced, we realized that a discrepancy existed between our perpetual records and the actual physical quantity on hand at our suppliers' locations. We will no longer consign inventory to these suppliers as we are allowing these suppliers to purchase their own raw materials to manufacture our finished good products. This will improve cash flows by maintaining lower raw material inventory levels.

     Excluding the $4.9 million inventory charge and deferred stock compensation, gross margin would have increased to 64% for the six months ended June 30, 2001 compared with 62% for the six months ended June 30, 2000. This increase was due primarily to the introduction of new module and higher-level assembly products with higher gross margins. During the six months ended June 30, 2001 compared to the comparable period in 2000, stock based compensation expense associated with cost of revenues increased $0.8 million due to stock option grants to manufacturing employees coupled with increased manufacturing headcount.

     Research and Development.   Research and development expenses, excluding
deferred stock compensation, increased to $13.3 million for the three months ended June 30, 2001 compared with $5.1 million for the three months ended June 30, 2000. As a percentage of revenues, research and development expenses increased to 38% for the three months ended June 30, 2001 compared with 31% for the comparable period in 2000. During the six month period ended June 30, 2001 compared with the comparable period in 2000, research and development expenses, excluding deferred stock compensation, increased to $25.8 million compared with $8.9 million, respectively and, as a percentage of revenues, increased to 39% compared with 31%, respectively. The increase in both dollars and as a percent of revenues was due primarily to the addition of engineering personnel in the United States and three new research and development centers located within Europe and Israel as we continue the development of new products to support revenue growth, costs associated with a joint development agreement that we entered into during May 2000 and depreciation and amortization on research and development equipment and software purchased during late 2000 and early 2001. For the three and six months ended June 30, 2001, stock based compensation expense associated with research and development increased $0.5 million and $1.7 million, respectively, due to stock option grants to engineering personnel coupled with increased headcount.

     Sales and Marketing.   Sales and marketing expenses, excluding deferred
stock compensation, increased to $4.5 million for the three months ended June 30, 2001, compared with $1.3 million for the three months ended June 30, 2000. As a percentage of revenues, sales and marketing expenses increased to 13% for the three months ended June 30, 2001 compared with 8% for the three months ended June 30, 2000. During the six month period ended June 30, 2001 compared with the comparable period in 2000, sales and marketing expenses, excluding deferred stock compensation, increased to $8.0 million compared with $2.5 million, respectively and, as a percentage of revenues, increased to 12% compared with 9%, respectively. The increase in both dollars and as a percent of revenues was due primarily to the addition of sales and marketing and application engineering personnel as we have begun to expand our internal domestic and international sales force. For the three and six months ended June 30, 2001, stock based compensation expense associated with sales and marketing increased $0.4 million and $0.8 million, respectively, due to stock option grants to sales and marketing personnel coupled with increased headcount.

     General and Administrative.   General and administrative expenses,
excluding deferred stock compensation, increased to $3.3 million for the three months ended June 30, 2001, compared with $0.9 million for the three months ended June 30, 2000. As a percentage of revenues, general and administrative were 9% for the three months ended June 30, 2001, compared with 5% for the three months ended June 30, 2000. During the six-month period ended June 30, 2001 compared with the comparable period in 2000, general and administrative expenses, excluding deferred stock compensation, increased to $6.3 million compared with $2.1 million, respectively and, as a percentage of revenues, increased to 10% compared with 7%, respectively. The increase in both dollars and percentage of revenues was due primarily to the addition of personnel and the associated payroll and related costs within the areas of senior management, finance and human resources. For the three and six months ended June 30, 2001, stock based compensation expense associated with general and administrative expenses increased $0.1 million and $0.3 million, respectively, due to stock option grants to personnel in the areas of senior management, finance and human resources coupled with increased headcount.

     Deferred Stock Compensation.   Operating expenses included amortization of
deferred stock compensation of $2.3 and $4.9 million for the three and six months ended June 30, 2001, respectively, compared with $1.3 million and $2.1 million for the three and six months ended June 30, 2000, respectively, due to a greater number of option grants to new and existing employees.

     Other Income and Expenses, Net.   Other income decreased to less than $0.1
million for the three months ended June 30, 2001, compared with other income of $0.2 for the three months ended June 30, 2000. The decrease was due primarily to a decrease in interest income related to higher average cash and cash equivalent balances during the three months ended June 30, 2000, lower investment interest rates, higher interest expense resulting from software and equipment financings during 2001 and $0.1 million of losses from our investment accounted for under the equity method of accounting. Other income increased to $0.2 million for the six months ended June 30, 2001, compared with $0.1 million during the six months ended June 30, 2000 as a result of no interest expense on the line of credit from a shareholder which was paid in full in May 2000, offset by higher interest expense resulting from software and equipment financings during 2001 and $0.2 million of losses from our investment accounted for under the equity method of accounting.

     Net Income (Loss).   Net loss was $0.9 million and $5.3 million for the
three and six months ended June 30, 2001, respectively, compared with $5.1 million and $4.7 million for the three months ended June 30, 2000, respectively. The net loss was predominantly due to the inventory charges discussed above. During the three and six months ended June 30, 2001, net loss is reduced by an income tax benefit as compared to an income tax expense during the comparable periods of the prior year. During the three and six months ended June 30, 2000, we did not believe that is was more likely than not that we would be able to realize our deferred tax assets. Accordingly, no benefit was taken for these assets. During the fourth quarter of 2000, we determined that it was more likely than not that we would be able to realize the benefits of our deferred tax assets. Based upon our assessment, we reversed the valuation allowance for most of these tax assets. We continue to believe that we will be able to realize the benefits of our deferred tax assets and have recorded a tax benefit during the three and six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     On June 21, 2001, we concluded our initial public offering of 9.2 million shares (including the underwriters' over-allotment) at $9.00 per share. After deducting underwriters' discount but before other offering costs such as legal, printing and accounting, we received net proceeds of $77.0 million. As of June 30, 2001, we had cash and cash equivalents of $90.4 million.

     Cash used in operating activities during the six months ended June 30, 2001 was $3.1 million compared to cash provided by operating activities of $8.2 million during the comparable period in 2000. The net loss of $5.3 million includes non-cash charges of $4.0 million for depreciation and amortization, $5.8 million for amortization of deferred stock compensation and $0.2 million of equity losses in our equity investment offset by deferred tax benefits of $4.0 million. The cash used in operations during the six months ended June 30, 2001 was predominantly due to inventory purchases and an increase in accounts receivable which corresponds with our increase in revenues.

     Cash used in investing activities increased to $11.7 million for the six months ended June 30, 2001 from $2.1 million for the six months ended June 30, 2000. The increase was due to the purchase of $10.0 million of property and equipment as we continue to invest in research and development and to an additional $1.7 million purchase in one of our existing non-marketable investments.

     Cash provided by financing activities was $76.0 million for the six months ended June 30, 2001 compared with $37.3 million for the six months ended June 30, 2000. The increase in cash provided by financing activities is predominantly due the completion of our initial public offering that provided us with net proceeds of $77.0 million. Also during the six months ended June 30, 2001, we received proceeds from stock option exercises of $0.5 million offset by an increase in debt payments and the purchase of treasury stock. During 2001, we secured financing through vendor financings for some of our equipment and software needs.

     Cash and cash equivalents increased to $90.4 million at June 30, 2001 from $29.2 million on December 31, 2000 due to the proceeds from our initial public offering offset by the uses of cash in operating and investing activities discussed above.

     We believe that our current cash position and anticipated funds from operations will satisfy our projected working capital and capital expenditure requirements through the end of 2001.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity method investments continues to apply. We do not expect that the adoption of these standards will have a material impact on our financial position or results of operations. We currently do not have any business combinations in progress. As of June 30, 2001, we had $0.8 million of unamortized goodwill recorded resulting from one of our equity investments. Less than $0.1 million of goodwill amortization will occur through the remainder of 2001, and effective January 1, 2002, we will discontinue amortizing this goodwill whose annual amortization expense is less than $0.2 million.

FORWARD-LOOKING INFORMATION

     This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed below. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following:

     .  anticipated development and release of new products;

     .  anticipated sources of future revenues;

     .  the expansion of our foundry or other manufacturing relationships;

     .  potential future acquisitions;

     . anticipated expenditures for research and development, sales and marketing and general and administrative expenses; and

     .  the adequacy of our capital resources to fund our operations.

These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risks outlined below. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

RISK FACTORS

Our quarterly revenues and operating results have fluctuated in the past and may continue to fluctuate because of a number of factors, any one of which could adversely affect our stock price.

     Our quarterly revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future. It is possible that in future periods our revenues and operating results could fall below the expectations of securities analysts or investors, which could cause the market price of our Class A common stock to decline. Some of the factors that affect our quarterly revenues and operating results, but which are difficult to control or predict are:

     . the reduction, rescheduling or cancellation of orders by any of our customers or prospective customers;

     .  fluctuations in manufacturing yields and inventory levels;

     . the availability of external foundry capacity, purchased parts and raw materials;

     . our ability to introduce new products and technologies on a timely basis;

     . the announcement or introduction of new products and technologies by our competitors;

     .  competitive pressures on selling prices;

     . the amounts and timing of costs associated with warranties and product returns;

     .  the amounts and timing of investments in research and development;

     .  market acceptance of our products and of our customers' products;

     . the ability of our customers to obtain components from their other suppliers;

     . costs associated with acquisitions and the integration of acquired operations;

     .  general communications and semiconductor industry conditions; and

     .  general economic conditions.

A few customers account for a majority of our sales, and the loss of one or more key customers could significantly reduce our revenues and any profits.

     Historically, a relatively small number of customers has accounted for a majority of our revenues. Our three largest customers accounted for approximately 73% of our revenues for the six months ended June 30, 2001, 73% of our revenues in 2000 and 74% of our revenues in 1999. Our top three customers for the six months ended June 30, 2001 were Alcatel, TyCom and Marconi, representing approximately 39%, 23% and 11% of our revenues, respectively. Our top three customers in 2000 were Lucent, Alcatel and Cisco, representing approximately 34%, 28% and 11% of our revenues, respectively. Our top three customers in 1999 were Lucent, Alcatel and TyCom, representing approximately 36%, 20% and 18% of our revenues, respectively. We anticipate that relatively few customers will continue to account for a significant portion of our revenues. A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers in any period could significantly reduce our revenues and any profits.

We have incurred net losses in the past and may incur net losses in the future.

     We incurred net losses of $0.8 million in 1997 and $1.5 million in 1998.
We had net income of $24,540 in 1999. We had net losses of $3.7 million in 2000 and $5.3 million for the six months ended June 30, 2001. We expect to continue to incur amortization of deferred stock compensation and to increase our expenses for research and development in the next few years. Consequently, our ability to achieve and maintain profitability would be materially affected if we fail to significantly increase our revenues.

Failure to effectively manage our anticipated growth and expansion could place a significant strain on our limited personnel and other resources and could adversely affect our business and operating results.

     We have grown rapidly in the last year and expect to continue to grow in future periods. Our current organizational structure and systems are not adequate for our expected growth plans. To manage expanded operations effectively, we must continue to improve our operational, financial and management systems and successfully hire, train, motivate and manage our employees. We also plan to expand our general administration capabilities to address the increased reporting and other administrative demands that will result from our becoming a public company. In addition, the expansion of our manufacturing requirements and our ability to outsource our manufacturing needs in the future will require significant additional management, technical and administrative resources. We cannot be certain that we will be able to effectively manage our growth.

Our future success depends on the continued service of our engineering, technical and key management personnel and our ability to identify, hire and retain additional engineering, technical and key management personnel, and our failure to hire and retain such personnel would be harmful to our ongoing operations and business prospects.

     There is intense competition for qualified personnel in our industry, particularly for engineers and senior level management. Loss of the services of, or failure to recruit, engineers or other technical and key management personnel could be significantly detrimental to our product and process development programs and adversely affect our business and operating results. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our products and business or to replace engineers or other qualified personnel who may leave us in the future. Our anticipated growth is expected to place increased demands on our resources and likely will require the addition of new management personnel.

Our future success depends in part on the continued service of our key executives, and the loss of any of these key executives could adversely affect our business and operating results.

     Our success depends in part upon the continued service of our executive officers, particularly Dr. Richard N. Nottenburg, our President, Chief Executive Officer and Co-Chairman of the Board, and Dr. Jens Albers, our Executive Vice President and Co-Chairman of the Board. Neither Dr. Nottenburg nor Dr. Albers has an employment or non-competition agreement with us. The loss of either of these key individuals would be detrimental to our ongoing operations and prospects.

Several of our key personnel are relatively new and must be integrated into our organization. Our failure to integrate these individuals could adversely affect our business.

     Several of our key personnel have recently joined us, including Ron Krisanda, our Senior Vice President of Operations, who joined us in November 2000 and Craig S. Lewis, our Senior Vice President of Sales, who joined us in January 2001. Therefore, there has been little or no opportunity to evaluate the effectiveness of our executive management team as a combined unit. Our future performance will depend in part on our ability to successfully integrate our newly hired executive officers and key personnel into our management team, and our ability to develop an effective working relationship among management.

We sell substantially all of our products based on individual purchase orders, and we cannot predict the size or timing of our orders. Our failure to effectively plan production levels and inventory could materially harm our business and operating results.

     We sell substantially all of our products based on individual purchase orders, rather than long-term contracts. As a result, our customers generally can cancel or reschedule orders on short notice and are not obligated to purchase a specified quantity of any product. For example, we have had significant order cancellations in the first half of 2001. We cannot assure you that our existing customers will continue to place orders with us, that orders by existing customers will be repeated at current or historical levels or that we will be able to obtain orders from new customers. We cannot predict the size, timing or terms of incoming purchase orders; therefore, decreases in the number or size of orders or the development of customer orders with new terms may adversely affect our business and operating results.

     Because we do not have substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand that are highly unpredictable and can fluctuate substantially. In anticipation of long lead times to obtain certain inventory and materials, we order materials in advance of anticipated customer sales. This advance ordering might result in excess inventory levels or unanticipated inventory write-downs if our customers cancel orders or change the specifications for their orders.
If we are unable to plan inventory and production levels effectively, our business and operating results could be materially harmed.

We will lose significant customer sales and may not be successful if customers and prospective customers do not qualify our products to be designed into their systems.

     Because our products must function as part of a larger system or network, our customers often undertake extensive qualification processes prior to placing large product orders. Once communications equipment manufacturers decide to use a particular supplier's products or components, they incorporate those products or components into their system design, which are known as design-wins. Suppliers who fail to achieve design-wins are unlikely to make sales to those customers for particular projects until at least the adoption of future redesigned systems. Even then, many companies may be reluctant to incorporate entirely new products into their new system designs, as this could involve significant additional redesign efforts. If we fail to achieve design-wins we will lose the opportunity for significant sales to those customers for a lengthy period of time. Although a design-win increases the likelihood that our products will be incorporated into the systems of our customers or prospective customers, it does not obligate that customer or prospective customer to purchase specified quantities of our products.

Our products are incorporated into sophisticated systems, and defects may be discovered only after full deployment, which could seriously harm our business.

     Our products are complex and are designed to be deployed in large quantities across sophisticated networks. Because of the nature of our products, they can only be fully tested when completely deployed in large networks with high amounts of traffic. Our customers may discover errors or defects in our products, or our products may not operate as expected, after they have been fully deployed. If our products have defects or do not operate as expected, we could experience:

     .  loss of, or delay in, revenues and loss of market share;

     .  loss of existing customers;

     . failure to attract new customers or achieve market acceptance for our products;

     .  diversion of development resources;

     .  increased service and warranty costs;

     .  legal actions by our customers;

     .  increased insurance costs; and

     .  damage to our reputation and customer relationships.

     The occurrence of any of these problems could seriously harm our business and result in decreased revenues and increased operating expenses. Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers or could negatively affect market acceptance for our products.

We compete in highly competitive markets, against competitors with longer operating histories, greater name recognition, greater resources or larger market capitalizations. Our failure to compete effectively would harm our business.

     The markets in which we compete are highly competitive. Our ability to compete successfully in our markets depends on a number of factors, including:

     .  product time-to-market;

     .  product performance;

     .  product price;

     .  product quality; product reliability;

     . success in designing and subcontracting the manufacture of new products that implement new technologies;

     .  market acceptance of our competitors' products;

     . efficiency of production; expansion of production of our products for particular systems manufacturers; and

     .  customer support and reputation.

     We compete primarily against Agere, Applied Micro Circuits, Conexant, Giga (acquired by Intel), Infineon, JDS Uniphase, Maxim, Nortel (microelectronics division), NTT Electronics, Philips, PMC-Sierra and Vitesse. Many of our competitors operate their own fabrication facilities and have longer operating histories and a greater presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, distribution, technical and other resources. As a result, our competitors may be able to adapt more quickly to new or emerging technologies, changes in customer requirements or devote greater resources to the promotion and sale of their products. In addition, our competitors may develop technologies that more effectively address the transmission of digital information through existing analog infrastructures at a lower cost, thereby rendering our products obsolete. Our competitors that have large market capitalizations or cash reserves are also better positioned than we are to acquire other companies, thereby obtaining new technologies or products. Any of these acquisitions could give our competitors a strategic advantage that could adversely affect our business, financial condition and results of operations.

     Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances forged by competitors could emerge and rapidly acquire significant market share.

We must incur substantial research and development expenses. If we do not have sufficient resources to invest in research and development, our business could be seriously harmed.

     In order to remain competitive, we must continue to make substantial investments in research and development to develop new and enhanced products. We cannot assure you that we will have sufficient resources to invest in the development of new and enhanced technologies and competitive products. Our failure to continue to make sufficient investments in research and development programs could significantly reduce our revenue growth and harm our business. Additionally, our products have a short life cycle; therefore, we have limited time to capitalize upon our research and development investments and generate revenues. We cannot assure you that our research and development investments will result in revenues in excess of our expenses, if at all, or will result in any commercially accepted products.

We incur research and development expenses in advance of obtaining access to the required technology, and as a result, these investments may not result in the production of any marketable products.

     We often incur substantial research and development expenses for the development of products incorporating emerging process technologies. We make these substantial investments in the product design stage and prior to gaining access to these process technologies. Failure to gain access to these process technologies could prevent our products' development and commercialization and materially harm our business.

We may not be able to effectively compete with IBM for sales of products that we jointly develop.

     We have a joint development agreement with International Business Machines, or IBM, pursuant to which we jointly develop integrated circuits. Under this agreement, both parties can sell our jointly developed products to third parties. Because IBM is a larger company, with a longer operating history and substantially greater resources, it may be able to attract more customers, and we may not have the opportunity to sell the jointly developed products to those customers.

We may need to make acquisitions in order to remain competitive in our market. Our business or the value of your investment could be adversely affected as a result of any potential acquisitions.

     To compete effectively, we may find it necessary to acquire additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or effectively integrate the acquired business, products, technologies or personnel into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business will cause significant diversions of management's time and resources. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, the value of your investment in our company could be significantly diluted. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, including proceeds from our initial public offering in June 2001. In addition, we may be required to amortize significant amounts of intangible assets in connection with future acquisitions, which could significantly reduce our operating and net income.

Our operating results are subject to fluctuations because of sales to foreign customers.

     International sales accounted for approximately 37% of our revenues for the six months ended June 30, 2001, 27% of our revenues in 2000 and 16% of our revenues in 1999. International sales may continue to account for a significant portion of our revenues, and as a result, we will be subject to certain risks associated with international sales, including:

     .  changes in regulatory requirements;

     .  increases in tariffs and other trade barriers;

     .  timing and availability of export licenses;

     .  political and economic instability;

     .  difficulties in accounts receivable collections;

     . difficulties in staffing and managing foreign subsidiary and branch operations;

     .  difficulties in managing distributors;

     . difficulties in obtaining governmental approvals for communications and other products;

     .  foreign currency exchange fluctuations;

     . the burden of complying with a wide variety of complex foreign laws and treaties; and

     .  potentially adverse tax consequences.

     We are subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products.
We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, we may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded.

     Because sales of our products are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations.

If we become subject to unfair hiring claims we could incur substantial costs in defending ourselves or our management's attention could be diverted away from our operations.

     Companies in our industry often hire individuals formerly employed by their competitors. In such cases, these competitors frequently claim that the hiring company has engaged in unfair hiring practices. We have received claims of this kind in the past from our competitors, and we cannot assure you that we will not receive claims of this kind in the future or that those claims will not result in material litigation. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of the claims. In addition, defending ourselves from such claims could divert the attention of our management away from our operations.

Our dependence on TRW and other third-party manufacturing and supply relationships could negatively impact the production of our products and significantly harm our business.

     We do not own or operate manufacturing facilities necessary for the production of most of our products. We rely on several outside foundries for the manufacture and assembly of most of our products, and we expect this to continue for the foreseeable future. Our mixed-signal products, which comprise a significant portion of our current revenues, are based predominantly on GaAs HBT wafers supplied by TRW. GaAs HBT is an advanced process technology used to manufacture a semiconductor device that allows a bipolar transistor to be fabricated on a GaAs material. TRW is our sole supplier of these wafers. We have a wafer supply agreement with TRW, under which we do not have the contractual right to obtain all the GaAs HBT wafers we require for the current production of our mixed-signal products. Finding alternative sources for these wafers will result in substantial delays in production and additional costs. To date, we have no other wafer supply agreements with our other suppliers.

     Our dependence upon third parties that manufacture, assemble, package or supply components for our products may result in:

     . lack of assured semiconductor wafer supply and reduced control over delivery schedules and quality;

     . the unavailability of, or delays in obtaining access to, key process technologies;

     .  limited control over manufacturing yields and quality assurance;

     .  inadequate capacity during periods of excess demand;

     .  inadequate allocation of production capacity to meet our needs;

     .  increased costs of materials or manufacturing services;

     .  difficulties selecting and integrating new subcontractors;

     .  limited warranties on wafers or products supplied to us;

     .  inability to take advantage of price reductions; and

     .  misappropriation of our intellectual property.

Any one of these factors could adversely affect our business.

     While we believe we have good relations with our outside foundries and suppliers, we cannot be certain that we will be able to maintain these favorable relations. Additionally, because there is a limited number of foundries and suppliers that can produce our products, establishing relationships and increasing production with new outside foundries takes a considerable amount of time. Thus, there is no readily available alternative source of supply for our production needs. A manufacturing disruption, such as a raw material shortage, experienced by TRW or any of our other outside foundries and suppliers could impact the production of some of our products for a substantial period of time. Our outside foundries' and suppliers' inability to increase their production capacity or to continue to allocate capacity to manufacture our components could also limit our ability to grow our business.

We may face production delays if the subcontractors we use to manufacture our wafers or products discontinue the manufacturing processes needed to meet our demands or fail to advance the process technologies needed to manufacture our products.

     Our wafer and product requirements represent a small portion of the total production of the third-party foundries that manufacture our products. As a result, we are subject to the risk that our external foundries may not continue to devote resources to the continued development and improvement of the process technologies on which the manufacturing of our products are based. This could increase our costs and harm our ability to deliver our products on time.

Our operating results substantially depend on manufacturing output and yields, which may not meet expectations.

     Manufacturing semiconductors requires manufacturing tools that are unique to each product produced. If one of these unique manufacturing tools of our outside foundries were damaged or destroyed, then the ability of these foundries to manufacture the related product would be impaired and our business would suffer. In addition, our manufacturing yields decline whenever a substantial percentage of wafers must be rejected or significant portions of each wafer are nonfunctional. Such declines can be caused by many factors, including minute levels of contaminants in the manufacturing environment, design imperfections, defects in masks used to print circuits on a wafer and difficulties in the fabrication process. Many of these problems are difficult to diagnose, are time consuming and expensive to remedy and can result in shipment delays.

     Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of our outside foundries can lead to reduced yields. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between ourselves and our manufacturers. In some cases this risk could be compounded by the offshore location of some of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. Difficulties in diagnosing and solving the complicated problems of assembling these types of semiconductors could also reduce our yields.

If we are unable to commit to deliver sufficient quantities of our products to satisfy our customers' needs, it may be difficult for us to attract new orders and customers or we may lose current orders and customers.

     Our customers typically require that we commit to provide specified quantities of products over a given period of time. We may be unable to deliver sufficient quantities of our products for any of the following reasons:

     .  our reliance on third-party manufacturers;

     .  our limited infrastructure, including personnel and systems;

     .  the limited availability of raw materials; and

     .  competing customer demands.

If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer's anticipated needs, we may lose the order and the opportunity for significant sales to that customer and may be unable to attract new orders and customers.

Our business depends on the continued availability of raw materials and advanced process technologies at reasonable prices. If adequate amounts of raw materials or advanced process technologies are unavailable, our operating results would be adversely affected.

     Highly specialized raw materials and advanced process technologies are needed for the production of our products. In some cases, there are only two or three suppliers of such materials and technologies in the world. We depend on the continued availability of these materials and technologies at reasonable prices. We may not be able to fulfill customer purchase requests if there is a substantial increase in the price for these materials or if our outside suppliers cannot provide adequate quantities of raw materials for the production of our products. This may result in decreased revenues and adversely affect our operating results.

Slow growth in the build-out of the communications infrastructure and uncertainties in network service providers' purchasing programs, as well as consolidation in the network service provider industry, may adversely affect our future business and operating results.

     Our business prospects depend substantially on the continued build-out of the communications infrastructure. A number of network service providers have recently announced plans to curtail the level of their capital expenditures on their infrastructure build-out, which could significantly reduce the demand for our products by communications equipment manufacturers. This recent slowdown has caused our revenues and backlog to grow less rapidly than they otherwise would have. In addition, network service providers typically purchase network equipment pursuant to multi-year purchasing programs that may increase or decrease annually as the providers adjust their capital equipment budgets and purchasing priorities. Network service providers' curtailment or termination of purchasing programs or decreases in capital budgets, including with respect to undersea cable transmission systems which constitute a significant portion of our sales, could materially and adversely affect our revenue and business prospects. This is particularly true if significant and unanticipated by us and our communications equipment manufacturer customers. Additionally, consolidation among network service providers may cause delays in the purchase of our products and a reexamination of strategic and purchasing decisions by these network service providers and our current and potential communications equipment manufacturer customers, which could harm our business and financial condition.

The markets we serve are subject to rapid technological change, and if we are unable to develop and introduce new products, our revenues could stop growing or could decline.

     The markets we serve frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. Products for communications applications, as well as for high-speed computing applications, are based on continually evolving industry standards. A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on existing transmission standards. However, our ability to compete in the future will depend on our ability to identify and ensure compliance with evolving industry standards.

     The emergence of new industry standards could render our products incompatible with products developed by major communications equipment manufacturers. If our products are unable to support the new features, the enhanced integration of functions or the performance levels required by communications equipment manufacturers in these markets, we would likely lose business from an existing or potential customer. Moreover, we would not have the opportunity to compete for new business until the next product transition occurs. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design-wins.

     Moreover, to improve the cost-effectiveness and performance of our products, we may be required to transition one or more of our products to process technologies with smaller components, other materials or higher speeds. We may not be able to improve our process technologies and develop or otherwise gain access to new process technologies in a timely or cost-effective manner. We could record expenses or charges associated with such a transition. For example, we wrote off $4.3 million of our inventory in the first quarter of 2001, which resulted from a transition from certain GaAs products to SiGe products and an order cancellation, reducing our gross profit.

     These risks may lead to increased costs or delay product delivery, which would harm our profitability and customer relationships. Consequently, our revenues could be significantly reduced for a substantial period if we fail to develop products with required features or performance standards, if we experience a delay as short as a few months in bringing a new product to market, or if our customers fail to achieve market acceptance of their products.

We operate in the highly cyclical semiconductor industry, and any downturns in the industry could materially and adversely effect our business and operating results.

     The semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (of both semiconductor companies' and their customers' products) and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could have a material adverse effect on the growth of our business and revenues. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We may experience substantial changes in future operating results due to general semiconductor industry conditions, general economic conditions and other factors.

Necessary licenses of third-party technology may not be available to us or may be prohibitively expensive, which could adversely affect our ability to produce and sell our products.

     From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. Our inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, if at all, any of which could seriously harm our ability to sell our products.

Our failure to protect our intellectual property adequately could adversely affect our business.

     Our intellectual property is critical to our ability to successfully design products for the optical networking systems market. We currently have one U.S. patent issued and four U.S. patent applications pending. We cannot assure you that our pending patent applications or any future applications will be approved. Further, we cannot assure you that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that if challenged, will be found to be valid or enforceable. Additionally, we cannot assure you that the patents of others will not have an adverse effect on our ability to do business. Furthermore, others may independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

     We rely on the combination of maskwork protection under the Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secrets, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. Despite these efforts, we cannot be certain that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our intellectual property, or disclose such intellectual property, or that we can meaningfully protect our intellectual property.

We could be harmed by litigation involving patents and proprietary rights.

     The semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We may be accused of infringing upon the intellectual property rights of third parties. Additionally, we have indemnification obligations to our customers with respect to intellectual property infringement claims by third parties. Such intellectual property infringement claims by third parties or indemnification claims by our customers could harm our business.

     Any litigation relating to the intellectual property rights of third parties, whether or not determined in our favor or settled by us, could be costly and could divert the efforts and attention of our management and technical personnel. In the event of any adverse ruling in any litigation, we could be required to:

     .  pay substantial damages;

     .  cease the manufacturing, use and sale of certain products;

     .  discontinue the use of certain process technologies; and

     . obtain a license from the third-party claiming infringement, which might not be available on reasonable terms, if at all.

The communications industry is subject to U.S. and foreign government regulations that could harm our business. Our failure to timely comply with regulatory requirements, or obtain and maintain regulatory approvals, could materially harm our business.

     The Federal Communications Commission, or FCC, has jurisdiction over the entire communications industry in the United States and, as a result, our products and our customers' products are subject to FCC rules and regulations. Current and future FCC rules and regulations affecting communications services, our products or our customers' businesses or products could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products in the future. Delays caused by our compliance with regulatory requirements could result in postponements or cancellations of product orders, which would harm our business, results of operations and financial condition. Further, we cannot be certain that we will be successful in obtaining or maintaining any regulatory approvals that may, in the future, be required to operate our business.

Technology company stock prices are especially volatile, and this volatility may depress our stock price or lead to class action litigation.

     The stock market, and specifically the stock prices of technology companies, have been very volatile. The market price of our shares of Class A common stock may fluctuate significantly in response to a number of factors, beyond our control, including:

     .  changes in financial estimates by securities analysts;

     .  announcements by us, our customers or our competitors;

     .  changes in market valuations of similar companies;

     .  changes in accounting rules and regulations; and

     .  future sales of our common stock by our existing shareholders.

     As a result of this market volatility, you may be unable to resell your shares at or above the purchase price.

     Securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Litigation brought against us could result in substantial costs to us in defending against a lawsuit and management's attention could be diverted from our business.

If a significant number of shares become available for sale and are sold in a short period of time, the market price of our stock could decline.

     If our shareholders sell substantial amounts of our common stock in the public markets following the expiration of the lock-up agreements in effect as of our initial public offering in June 2001, it could materially adversely affect the market price of our stock. After these agreements expire, approximately 57,319,483 shares, as well as additional shares issuable upon exercise of options, will become immediately eligible for sale in the public market, subject to certain exceptions.

     In addition, under certain investors' rights agreements, some of our current shareholders have "demand" and/or "piggyback" registration rights in connection with future offerings of our common stock. "Demand" rights enable shareholders to demand that their shares be registered and may require us to file a registration statement under the Securities Act at our expense. "Piggyback" rights require us to notify the shareholders of our stock if we propose to register any of our securities under the Securities Act, and grant such shareholders the right to include their shares in the registration statement. Registration of these additional shares would make them generally available to be sold in the public market.

Because existing shareholders own a large percentage of our voting shares, your voting power may be limited.

     We currently have 28,000,000 shares of Class B common stock outstanding, each of which entitles the holder to ten votes. Only Class A common stock will be resold pursuant to this registration statement, with each share entitling the holder to one vote. All of the Class B common stock is held by officers, directors or other persons or entities owning 5% or more of the outstanding shares of our common stock.

     Our executive officers, directors and their affiliates beneficially own or control shares representing 55.6% of the voting power of our outstanding capital stock. Dr. Richard Nottenburg, as a result of his stock ownership and a voting trust agreement with Dr. Jens Albers, alone controls approximately 47.9% of the outstanding voting power of our capital stock. In addition, persons and entities owning more than 5% of our outstanding shares of common stock, in the aggregate, control 91.5% of the outstanding voting power of our capital stock. As a result, our directors and 5% shareholders acting together have the ability to control all matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These shareholders may make decisions that are adverse to your interests.

Our board of directors may issue, without shareholder approval, shares of preferred stock that have rights and preferences superior to those of our shares of common stock and that may prevent or delay a change of control.

     Our articles of incorporation provide that our board of directors may issue new shares of preferred stock without shareholder approval. Some of the rights and preferences of these shares of preferred stock would be superior to the rights and preferences of shares of our common stock. Accordingly, the issuance of new shares of preferred stock may adversely affect the rights of the holders of shares of our common stock. In addition, the issuance of new shares of preferred stock may prevent or delay a change of control of our company.

We may need additional capital, which may not be available, and our ability to grow may be limited as a result.

     We may be required, or could elect, to seek additional funding at any time. We anticipate incurring significant expenses in connection with increased research and development activities, and we may engage in acquisitions. The hiring of additional personnel to support these functions, including the expansion of our sales and marketing organizations, will also require a significant commitment of resources. In addition, if the market for our products develops at a slower pace than anticipated, or if we fail to continue to expand our market share, we may continue to utilize significant amounts of capital. If cash from available sources is insufficient, or if cash is used for acquisitions or other unanticipated uses, we may need additional capital sooner than anticipated. In the event we are required, or elect, to raise additional funds, we may not be able to do so on favorable terms, if at all.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Risk

     We develop and market our products in North America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Although we recognize our revenues in U.S. dollars, we incur expenses in currencies other than U.S. dollars.

     Historically, we were exposed to fluctuations in the mark, lita and the Israeli shekel. During the six months ended June 30, 2001, we opened sales offices in Canada, Italy and the United Kingdom and accordingly, are now exposed to fluctuations in the Canadian dollar, Euro and British pound. The expenses of our foreign sales offices are not material. During the three months ended June 30, 2001, total expenses denominated in these currencies were $3.4 million or 9% of total expenses. Expenses denominated in the mark and shekel represented approximately $1.9 million and $1.4 million, respectively, of foreign expenses. During the six months ended June 30, 2001, total expenses denominated in these currencies were $7.6 million or 11% of total expenses. Expenses denominated in the mark and shekel represented approximately $4.1 million and $3.3 million, respectively, of foreign expenses. We expect that our foreign expenses will increase as we expand our research and development and sales efforts in foreign countries.

     During 2000, we did not engage in currency hedging activities. During 2001, we entered into foreign forward contracts for 9.4 million Euros with a notional amount of $8.8 million. The contracts mature throughout March 2002 and were entered into to hedge a portion of Euro and mark denominated expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging.

     The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Interest Rate Risk

     Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures have been included.

                          Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Beginning in May 2001, an employee/shareholder, Matthias Bussmann, has sent correspondence to us claiming, among other things, that our Chief Executive Officer and executive vice president breached an oral promise made by them relating to awards of stock options and certain salary arrangements. His correspondence has also asserted that our filings with the Securities and Exchange Commission were misleading because they understated the gravity of his claims, and that his claims are significant and form the basis for a claim of breach of fiduciary duty by the above-named executives and, in particular, that the executives misused their power to reward themselves and engaged in a scheme to oust the Dr. Bussmann from the Company. His correspondence has also alleged defamation and discrimination. The correspondence has proposed settlement payments by us of up to $1.0 million in cash and the transfer of one million shares of common stock.

     While we believe the allegations set forth in Dr. Bussmann's letters to us are without merit, we cannot predict the ultimate outcome of any litigation, should it be initiated.

Item 2.  Changes in Securities and Use of Proceeds

(a)  None

(b)  None

(c) During the three months ended June 30, 2001, we granted stock options to our employees to purchase an aggregate of 2,582,000 shares of Class A common stock pursuant to our stock option plans with a weighted average exercise price of $6.47. During this same period, 96,000 shares of Class A common stock were issued upon exercise of options.

     No underwriters were used in connection with the sales and issuances above. Each of the issuances was deemed exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as offers and sales of securities pursuant to an employee benefit plan or contract relating to compensation. All recipients were either currently or formerly employed by Multilink. The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

(d) We filed a registration statement on Form S-1 (File No. 333-47376) registering a total of 9.2 million shares of our Class A common stock for an aggregate offering price of $82.8 million. The registration statement was declared effective by the Securities and Exchange Commission on June 20, 2001. The offering commenced on June 21, 2001 and closed on June 26, 2001. All of the common stock registered on the registration statement was sold in the offering. All of the common stock was sold by us; no shares of common stock were sold on behalf of any of our shareholders. The managing underwriters for the offering were Credit Suisse First Boston Corporation, Salomon Smith Barney Inc. and Thomas Weisel Partners LLC. We estimate that our fees and expenses in connection with the offering were $2.4 million. Underwriting discounts and commissions were $5.8 million. We received net proceeds, after deducting estimated fees and expenses and underwriting discounts and commissions, of $74.6 million. We have not used any of the proceeds from this offering other than to pay offering related expenses.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

        On June 10, 2001 our shareholders held a special meeting, at which time the following matters were approved: (i) our 2000 Stock Incentive Plan; (ii) our 2000 Employee Stock Purchase Plan; (iii) amendments to our 1999 Stock Option Plan and (iv) an amendment to our 1998 Stock Option Plan. Shares representing 398,422,333 votes (or 86.01% of the outstanding shares then entitled to vote) voted in favor of the proposals, and shares representing 64,800,000 votes (or 13.99% of the outstanding shares then entitled to vote) voted against the proposals.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MULTILINK TECHNOLOGY CORPORATION

Date: August 8, 2001                /s/ Eric M. Pillmore
                                    ------------------------------------------
                                    Eric M. Pillmore
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                    and Duly Authorized Officer)