Form 10-Q/A
period 2001-06-30
MULTILINK TECHNOLOGY CORP
filed 2001-08-17
CIK 1114068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q/A

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                        Commission File Number: 000-31851

                        MULTILINK TECHNOLOGY CORPORATION
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           California                                    95-4522566
           ----------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

             300 Atrium Drive, 2nd Floor, Somerset, New Jersey     08873
         ------------------------------------------------------------------
               (Address of principal executive offices)          (Zip Code)


       Registrant's telephone number, including area code: (732) 537-3700
                                                           ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

         As of August 1, 2001, the number of shares of the Registrant's common stock, $0.0001 par value per share, issued and outstanding, were: 38,519,483 shares of Class A Common Stock and 28,000,000 shares of Class B Common Stock.

--------------------------------------------------------------------------------

         The Registrant amends its Form 10-Q for the period ended June 30, 2001 solely to revise the number of shares of Class A Common Stock listed on this front page of the Form 10-Q. Other than the aforementioned change, all other information included in the initial filing is unchanged.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MULTILINK TECHNOLOGY CORPORATION


Date: August 17, 2001                 /s/ Eric M. Pillmore
                                      ------------------------------------------
                                      Eric M. Pillmore
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer and Duly Authorized Officer)