Form 10-Q
period 2001-09-30
MULTILINK TECHNOLOGY CORP
filed 2001-11-14
CIK 1114068

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED September 30, 2001



                       Commission File Number: 000-31851


                        MULTILINK TECHNOLOGY CORPORATION
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             California                               95-4522566
             ----------                               ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or organization)


           300 Atrium Drive, 2nd Floor, Somerset, New Jersey   08873
           ------------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)

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

                               Yes [ X ] No [   ]

     As of November 12, 2001, the number of shares of the Registrant's common stock, $0.0001 par value per share, issued and outstanding, were: 40,509,247 shares of Class A Common Stock and 28,000,000 shares of Class B Common Stock

===============================================================================

                        MULTILINK TECHNOLOGY CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Condensed Consolidated Balance Sheets as of September 30, 2001
         and December 31, 2000............................................     1

         Condensed Consolidated Statements of Operations for the three
         and nine months ended September 30, 2001 and 2000................     2

         Condensed Consolidated Statements of Shareholders' Equity
         for the nine months ended September 30, 2001.....................     3

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2001 and 2000....................     4

         Notes to Unaudited Financial Statements..........................     5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................    10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......    28

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................    30

Item 2.  Changes in Securities and Use of Proceeds........................    30

Item 3.  Defaults Upon Senior Securities..................................    30

Item 4.  Submission of Matters to a Vote of Security Holders..............    30

Item 5.  Other Information................................................    30

Item 6.  Exhibits and Reports on Form 8-K.................................    31

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

               MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except for per share amounts)
                                  (unaudited)

                                                                            September 30, December 31,
                                                                                2001         2000
                                                                            ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents...............................................   $  62,448    $  29,159
   Short term investments..................................................      33,491           --
   Accounts receivable, net................................................      15,453       13,771
   Inventories.............................................................      15,816       17,264
   Prepaid expenses and other current assets...............................       9,946        6,537
                                                                              ---------    ---------
       Total current assets................................................     137,154       66,731
                                                                              ---------    ---------
Property and equipment, net................................................      26,823       17,765
Deferred income taxes......................................................      16,852        2,573
Other assets...............................................................       4,657        3,197
                                                                              ---------    ---------
   Total assets............................................................   $ 185,486    $  90,266
                                                                              =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable........................................................   $   8,278    $  10,987
   Accrued expenses........................................................      17,760       11,288
   Accrued warranty costs..................................................       1,338          785
   Software and equipment financing--current portion.......................       1,843          685
   Lease obligations--current portion......................................         559          636
   Income taxes payable....................................................          --          702
                                                                              ---------    ---------
       Total current liabilities...........................................      29,778       25,083
                                                                              ---------    ---------
Lease obligations--net of current portion..................................         226          773
Software and equipment financing--net of current portion...................       2,298          245
                                                                              ---------    ---------

Commitments and contingencies
Redeemable convertible preferred stock:
   Series A: $.0001 par value; 1,712 shares issued and outstanding as of
       December 31, 2000; no shares outstanding as of September 30, 2001...          --       15,073
   Series B: $.0001 par value; 1,000 shares issued and outstanding as of
       December 31, 2000; no shares outstanding as of September 30, 2001...          --       40,000
Shareholders' equity:
   Common stock, $.0001 par value:
       Class A.............................................................           4           --
       Class B.............................................................           3            3
   Additional paid-in-capital..............................................     183,583       34,162
   Deferred stock compensation.............................................     (13,790)     (12,601)
   Accumulated deficit.....................................................     (16,417)     (12,487)
   Accumulated other comprehensive income (loss)...........................         (81)          15
   Treasury stock, at cost.................................................        (118)          --
                                                                              ---------    ---------
       Total shareholders' equity..........................................     153,184        9,092
                                                                              ---------    ---------
       Total liabilities and shareholders' equity..........................   $ 185,486    $  90,266
                                                                              =========    =========


     See accompanying notes to condensed consolidated financial statements.

               MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                  (unaudited)


                                                       Three Months Ended       Nine Months Ended
                                                          September 30,           September 30,
                                                      --------------------    --------------------
                                                        2001         2000       2001        2000
                                                      --------     -------    --------    --------
Total revenues....................................... $ 37,603     $18,680    $103,774    $ 47,347
                                                      --------     -------    --------    --------
Cost of revenues
  Product............................................   13,267       6,897      37,337      17,756
  Inventory write down...............................       --          --       4,895          --
  Deferred stock compensation........................      646         315       1,568         475
                                                      --------     -------    --------    --------
Total cost of revenues...............................   13,913       7,212      43,800      18,231
                                                      --------     -------    --------    --------
Gross profit.........................................   23,690      11,468      59,974      29,116
                                                      --------     -------    --------    --------
Operating expenses:
  Research and development, excluding deferred
    stock compensation...............................   14,386       6,682      40,181      15,617
  Research and development--warrant issuance.........       --          --          --       6,375
  Sales and marketing, excluding deferred stock
    compensation.....................................    5,051       1,893      13,085       4,407
  General and administrative, excluding deferred
    stock compensation...............................    2,892       2,199       9,148       4,308
  Deferred stock compensation........................    2,334       1,861       7,218       3,940
                                                      --------     -------    --------    --------
   Total operating expenses..........................   24,663      12,635      69,632      34,647
                                                      --------     -------    --------    --------
Operating loss.......................................     (973)     (1,167)     (9,658)     (5,531)
Other income and expenses
  Interest expense...................................     (137)        (37)       (322)       (231)
  Other income (including $176 and $383 of equity
   losses in affiliate during the three and nine
   months ended September 30, 2001, respectively)....      658         745       1,002       1,066
                                                      --------     -------    --------    --------
Loss before provision (benefit) for income taxes.....     (452)       (459)     (8,978)     (4,696)
Provision (benefit) for income taxes.................   (1,827)        400      (5,048)        847
                                                      --------     -------    --------    --------
Net income (loss)....................................    1,375        (859)     (3,930)     (5,543)
Accretion of redeemable convertible preferred stock
 to redemption value.................................       --          24          24          71

Dividend related to warrant issuance.................       --          --          --       6,375
                                                      --------     -------    --------    --------
Net income (loss) attributable to common shareholder. $  1,375     $  (883)   $ (3,954)   $(11,989)
                                                      ========     =======    ========    ========

Net income (loss) per share:
  Basic.............................................. $   0.02     $ (0.03)   $  (0.09)   $  (0.40)
                                                      ========     =======    ========    ========
  Diluted............................................ $   0.01     $ (0.03)   $  (0.09)   $  (0.40)
                                                      ========     =======    ========    ========

Weighted average shares of common stock:
  Basic..............................................   67,433      30,000      43,727      30,000
                                                      ========     =======    ========    ========
  Diluted............................................   92,275      30,000      43,727      30,000
                                                      ========     =======    ========    ========

The composition of the amortization of deferred
  stock compensation is as follows:
Research and development............................. $  1,141     $   944    $  3,668    $ 1, 739
Sales and marketing..................................      578          80       1,429         168
General and administrative...........................      615         837       2,121       2,033
                                                      --------     -------    --------    --------
  Total.............................................. $  2,334     $ 1,861    $  7,218    $  3,940
                                                      ========     =======    ========    ========

     See accompanying notes to condensed consolidated financial statements.

               MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                  (Unaudited)



                                                             Class A         Class B      Additional     Deferred
                                                          --------------  --------------  -----------  -------------
                                                           Common Stock    Common Stock     Paid-in     Stock Based   Accumulated
                                                          --------------  --------------  -----------  -------------  ------------
                                                          Shares  Amount  Shares  Amount    Capital    Compensation     Deficit
                                                          ------  ------  ------  ------  -----------  -------------  ------------
BALANCE, JANUARY 1, 2001................................   2,049          28,000      $3    $ 34,162       $(12,601)     $(12,487)
 Stock option plan transactions including related
  income tax benefit....................................     200                                 815
 Issuance of Class A common stock.......................   9,200       1                      74,516
 Conversion of Series A and B redeemable convertible
  preferred stock to Class A common stock...............  27,116       3                      55,094
 Warrant exercise including related income tax benefit..   1,848                               9,045
 Deferred stock compensation............................                                       9,975         (9,975)
 Amortization of deferred stock compensation............                                                      8,786
 Accretion of redeemable convertible preferred stock....                                         (24)
 Purchase of treasury stock, at cost....................

 Comprehensive Income:
  Net loss..............................................                                                                  (3,930)
  Other comprehensive income--
   Foreign currency translation adjustment..............
   Unrealized gain on marketable securities.............
   Cash flow hedges reclassification adjustments........

 Comprehensive loss.....................................  ------  ------  ------  ------    --------       --------     --------
BALANCE, SEPTEMBER 30, 2001.............................  40,413      $4  28,000      $3    $183,583       $(13,790)    $(16,417)
                                                          ======  ======  ======  ======    ========       ========     ========

                                                           Accumulated
                                                          -------------
                                                              Other
                                                          -------------
                                                          Comprehensive
                                                          -------------
                                                          Income (Loss)  Treasury Stock     Total
                                                          -------------  ---------------  ---------
BALANCE, JANUARY 1, 2001................................         $  15                    $  9,092
 Stock option plan transactions including related
  income tax benefit....................................                                       815
 Issuance of Class A common stock.......................                                    74,517
 Conversion of Series A and B redeemable convertible
  preferred stock to Class A common stock...............                                    55,097
 Warrant exercise including related income tax benefit..                                     9,045
 Deferred stock compensation............................                                        --
 Amortization of deferred stock compensation............                                     8,786
 Accretion of redeemable convertible preferred stock....                                       (24)
 Purchase of treasury stock, at cost....................                           (118)      (118)

 Comprehensive Income:
  Net loss..............................................                                    (3,930)
  Other comprehensive income--
   Foreign currency translation adjustment..............          (157)                       (157)
   Unrealized gain on marketable securities.............            86                          86
   Cash flow hedges reclassification adjustments........           (25)                        (25)

 Comprehensive loss.....................................                                    (4,026)
                                                          ------------   --------------   --------
BALANCE, SEPTEMBER 30, 2001.............................         $ (81)           $(118)  $153,184
                                                          ============   ==============   ========

    See accompanying notes to condensed consolidated financial statements.

               MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September  30,
                                                                                ----------------------------------
                                                                                      2001              2000
                                                                                ----------------  ----------------
Cash flows from operating activities:
  Net loss ...................................................................         $ (3,930)          $(5,543)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
    Warrant issuances  .......................................................               --             6,456
    Depreciation and amortization.............................................            6,632             1,674
    Deferred stock compensation  .............................................            8,786             4,415
    Interest expense on line of credit from shareholder.......................               --                61
    Deferred income taxes ....................................................           (2,907)           (1,706)
    Equity losses in affiliate  ..............................................              383                --
    Changes in working capital items, net  ...................................           (3,226)             (308)
    Other  ...................................................................             (157)               33
                                                                                       --------           -------
     Net cash provided by operating activities................................            5,581             5,082
                                                                                       --------           -------
Cash flows from investing activities:
  Purchases of property and equipment ........................................          (14,212)           (6,146)
  Purchases of non-marketable securities .....................................           (2,003)             (833)
  Purchases of marketable securities .........................................          (33,388)               --
                                                                                       --------           -------
  Net cash used in investing activities ......................................          (49,603)           (6,979)
                                                                                       --------           -------
Cash flows from financing activities:
  Issuance of common stock, net ..............................................           77,004                --
  Proceeds from stock option exercises .......................................              571                --
  Payments on lease obligations and software and equipment financing .........           (2,440)             (398)
  Proceeds from software and equipment financings ............................            2,257                --
  Treasury stock purchase ....................................................             (118)               --
  Issuance of preferred stock, net ...........................................               --            37,550
                                                                                       --------           -------
    Net cash provided by financing activities ................................           77,274            37,152
                                                                                       --------           -------
Effect of exchange rate changes on cash ......................................               37               (13)
                                                                                       --------           -------
Net increase in cash and cash equivalents ....................................           33,289            35,242
Cash and cash equivalents, beginning of period ...............................           29,159             8,997
                                                                                       --------           -------
Cash and cash equivalents, end of period  ....................................         $ 62,448           $44,239
                                                                                       ========           =======
Supplemental disclosures of cash flow information--Cash paid during the period for:
  Income taxes ...............................................................         $  2,450           $   945
                                                                                       --------           -------
  Interest ...................................................................         $    322           $   170
                                                                                       --------           -------

    See accompanying notes to condensed consolidated financial statements.

               MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consisting of normal recurring items considered necessary for the fair presentation have been included. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

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

     Derivative Financial Instruments - During January 2001, the Company began utilizing foreign currency forward contracts. The Company is exposed to market risk from changes in foreign currency exchange rates associated with forecasted foreign currency-denominated expenses. The Company uses foreign currency forward contracts designated as cash flow hedges to hedge this exposure and the fair value changes of the forward contracts related to the effective portion of the hedges are initially recorded as a component of other comprehensive income. The Company utilizes these foreign currency forward contracts to hedge its variability in U.S. dollar cash flows associated with probable forecasted foreign inter-company mark and Euro denominated expenses because the Company reimburses its German subsidiary for such expenses. Unrealized and realized gains and losses on cash flow hedges accumulate in other comprehensive income and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Gains and losses on derivatives that are terminated prior to their maturity are also reclassified into earnings when the underlying hedged items impact earnings, unless it is no longer probable that the hedged forecasted transaction will occur, whereby such gains and losses are recognized immediately in earnings. The Company hedges forecasted exposures up to 12 months in the future. For the three and nine months ended September 30, 2001, hedge ineffectiveness associated with instruments designated as cash flow hedges was not significant. For the three and nine months ended September 30, 2001, net losses of $0.1 million and $0.2 million, respectively, were reclassified into earnings as an adjustment to research and development expense. These net losses were offset by gains and losses on the transactions being hedged. At September 30, 2001 less than $0.1 million of net derivative gains/losses included in accumulated other comprehensive income will be reclassified into earnings within twelve months from that date. The unrealized amounts in accumulated other comprehensive income will fluctuate based on changes in fair value of open contracts at each reporting period. At September 30, 2001, the Company's liability of less than $0.1 million relating to these forward contracts is included in accrued expenses in the accompanying condensed consolidated balance sheet.

               MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

(Amounts in thousands)                                  Three Months        Nine Months Ended
                                                     Ended September 30,      September 30,
                                                     -------------------    -----------------
                                                      2001         2000      2001       2000
                                                     ------       ------    ------     ------
Weighted average shares outstanding, basic.........  67,433       30,000    43,727     30,000
Dilutive shares issuable in connection with stock
 plans.............................................  21,404       24,259    19,650     22,449
Dilutive shares issuable in connection with
 warrants granted..................................   3,438          908     3,268        731
Conversion of preferred stock to common stock......      --       27,116    17,174     23,262
                                                     ------       ------    ------     ------
Weighted average shares outstanding, diluted.......  92,275       82,283*   83,819*    76,442*
                                                     ======       ======    ======     ======

* Since there was a loss attributable to common shareholders in these periods, the basic weighted average shares outstanding were used in calculating diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive.

3.   INVENTORIES

     Inventories consisted of the following:

     (Amounts in thousands)                  September 30,      December 31,
                                                  2001              2000
                                             -------------      ------------
Finished goods...........................       $ 3,501           $ 2,736
Work-in-progress.........................         2,617             5,993
Raw materials............................         9,698             8,535
                                                -------           -------
  Total..................................       $15,816           $17,264
                                                =======           =======

     During the nine months ended September 30, 2001, the Company recorded a charge of $4.9 million to reduce inventories to their net realizable value. $4.3 million of this charge resulted primarily from order cancellations as customers are transitioning from certain Gallium Arsenide products to Silicon Germanium products.

               MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   SEGMENT INFORMATION AND CONCENTRATION OF REVENUES

     Revenues to geographic locations are as follows:

     (Amounts in Thousands)                Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
                                           ------------------    -------------------
                                             2001       2000        2001       2000
                                           -------    -------    --------    -------
     North America.......................  $32,680    $13,111    $ 74,618    $34,655
     Europe..............................    4,799      5,564      28,987     12,586
     Asia................................      124          5         169        106
                                           -------    -------    --------    -------
                                           $37,603    $18,680    $103,774    $47,347
                                           =======    =======    ========    =======

     Revenues to certain geographic locations within Europe are as follows:

     Italy...............................        *    $ 1,358           *    $ 6,403
                                           =======    =======    ========    =======
     France..............................        *    $ 2,765    $ 12,725    $ 5,345
                                           =======    =======    ========    =======

     The following is a summary of the percentage of revenues from major customers:

                                   Three Months         Nine Months Ended
                                Ended September 30,       September 30,
                                -------------------    ------------------
                                  2001       2000        2001      2000
                                --------   --------    --------  --------
     Alcatel..................      *         39%         29%       25%
     TyCom....................     53%         *          33%        *
     Lucent...................      *         27%          *        41%
     Cisco....................      *          *           *        14%
     Ciena....................     10%         *           *         *

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

     As disclosed in prior filings, in May and June, 2001, an employee/shareholder sent correspondence to the Company claiming, among other things, that the Company's Chief Executive Officer and Executive Vice President breached a promise relating to his compensation and misused their power to reward themselves while engaging in a scheme to oust him from the Company. The employee/shareholder alleged that his claims form the basis for a claim of breach of fiduciary duty by those officers. The correspondence proposed settlement payments by the Company of up to $1.0 million in cash and the transfer of one million shares of common stock. The Company received no correspondence regarding this matter during the third quarter of 2001.

     While the Company believes the allegations set forth in the employee/shareholder's correspondence to it are without merit, it cannot predict the ultimate outcome of any litigation, should it be initiated.

6.   SHAREHOLDERS' EQUITY

     During the three months ended September 30, 2001, 2.5 million Class A common stock warrants issued in connection with the Company's May 2000 semiconductor development agreement were cashlessly exercised. The Company issued net 1.8 million Class A common shares in connection with this exercise and recorded a $9.0 million deferred tax asset that was recorded as an increase to additional paid-in capital.

               MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     On June 26, 2001, the Company completed an initial public offering of 9.2 million shares (including exercise of the underwriters' over-allotment option) of its Class A common stock. Since the public offering was a "qualified public offering" as defined in the Series A and B redeemable convertible preferred stock agreements, the 2.7 million outstanding shares of the Series A and B preferred stock were converted into 27.1 million shares of Class A common stock. The 500,000 Series B convertible preferred stock warrants outstanding prior to the public offering converted automatically into warrants to purchase 5 million shares of the Company's Class A common stock, 2.5 million of which were exercised as described above.

7.   RELATED PARTY TRANSACTIONS

     In July 2001, the Company entered into an investment agreement with the shareholders of Innovative Processing AG ("IPAG"), an optical components company located in Germany, pursuant to which the Company purchased 26,230 shares, or approximately 18%, of IPAG's ordinary shares for an aggregate purchase price of $0.3 million. AGITE! S.p.A., an investment fund ("AGITE!"), also purchased 24,770 shares of IPAG's ordinary shares at the same price per share as the Company.

     In September 2001, the Company entered into a development and license agreement with IPAG, pursuant to which IPAG will design, develop and prototype certain optical components, and the Company will reimburse IPAG a maximum of $770,000 of its development expenses and consign up to approximately $500,000 of equipment to IPAG, which IPAG will later have the option to purchase at its then-depreciated value. The agreement also provides that the Company will enter into a supply agreement with IPAG upon IPAG's successful completion and delivery of the component prototypes. During the three months ended September 30, 2001, the Company paid $0.1 million to IPAG under this agreement.

     The Company's Executive Vice President and Co-Chairman, Dr. Jens Albers, is a member of the Board of Supervisors of IPAG, and, in connection with his service on the board, Dr. Albers owns 2,500 of IPAG's ordinary shares. In addition, Dr. Albers owns a 12.5% interest in AGITE! and acts as a managing partner of AGITE!.

8.   SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS

     During the three and nine months ended September 30, 2001, the Company financed the acquisition of equipment or software in the amounts of $0.1 million and $1.9 million, respectively.

9.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June and August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," respectively. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 144 establishes a single accounting model for the accounting of a discontinued segment of a business as well as addresses significant implementation issues related to Statement 121. The Company does not expect that the adoption of these standards will have a material impact on its financial position, results of operations or cash flows.

     In June 2001, the FASB, issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of Statement 142, goodwill is not longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity method investments continues to apply. The Company does not expect that the adoption of these standards will have a material impact on its financial position or results of operations. The Company currently does not have any business combinations in progress. As of September 30, 2001, the Company had $0.8 million of unamortized goodwill recorded resulting from one of its equity investments.

               MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     To date, we have generated a substantial portion of our revenues from a limited number of customers. During the three months ended September 30, 2001, Tycom with 53% and Ciena with 10% accounted for more than 10% of our revenues and four other customers each accounted for greater than 5% of our revenues.
Our top three customers for the nine months ended September 30, 2001 were TyCom, Alcatel and Marconi, representing 33%, 29% and 9% of our revenues, respectively. A number of telecommunication service providers have recently announced plans to curtail the level of their capital expenditures on their infrastructure build-out, which could significantly reduce the demand for our products by communications equipment manufacturers, including these principal customers. We expect that in future periods our customer base will become less concentrated both generally and within our top three customers.

     We have focused our initial sales and marketing efforts on North American and European communications equipment manufacturers. During the three and nine months ended September 30, 2001, we derived 87% and 72%, respectively, of our total revenues from communications equipment manufacturers in North America compared with 70% and 73%, respectively, during the comparable periods in 2000. We currently sell through our direct sales force in North America, Europe, United Kingdom and Italy and through selected independent sales representatives in North America, Germany, United Kingdom, Italy, France, Israel, China, Korea and Japan. We have started to build an infrastructure to support an internal international sales force by opening sales offices in Canada, Italy, and United Kingdom. International revenues are denominated in U.S. dollars, which reduces our exposure to foreign currency risks. We expect international revenues to continue to account for a significant percentage of total revenues.

     Revenues. We recognize product revenues at the time of shipment. Our customers are not obligated by long-term contracts to purchase our products and can generally cancel or reschedule orders on short notice. The recent slowdown in the build-out of the communications infrastructure has caused our revenues to grow less rapidly than they otherwise would have, and we recently announced that we expect our revenues to decline in the fourth quarter of 2001, compared to the third quarter of 2001. In the ordinary course of business, we receive order cancellations and rescheduled shipments. To the extent possible, we pursue order cancellation fees from our customers. Depending upon the facts and circumstances surrounding these cancellation fees, the receipt of such fees may have an immediate impact on revenues in the period that such fees are collected or the fees may need to be deferred and then recognized as revenue over some future period. We cannot ensure that we will be able to collect an order cancellation fee for each order canceled and we cannot project how revenue will be affected by such fees.

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

     General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, facilities, information services, human resources, recruiting, professional fees and other corporate expenses. We do not expect general and administrative expenses to increase in absolute dollars.

     Deferred Stock Compensation. In connection with the granting of stock options to our employees, officers and directors, we recorded deferred stock compensation. Deferred stock compensation represents the difference between the grant price and the fair value of the common stock underlying options granted during these periods. Deferred stock compensation is presented as a reduction of shareholders' equity. We are amortizing our deferred stock compensation using the graded vesting method, in accordance with FASB Interpretation No. 28, over the vesting period of each respective option, generally four years. Based on our balance of deferred stock compensation as of September 30, 2001, we estimate our amortization of deferred stock compensation for each of the periods below to be as follows:

             Year Ending December 31,                     Amount
             ------------------------                ----------------
                                                      (in thousands)
   2001 (subsequent to September 30, 2001).........          $ 2,376
   2002............................................            6,824
   2003............................................            3,353
   2004............................................            1,180
   2005............................................               57
                                                             -------
      Total........................................          $13,790
                                                             =======

     Approximately $2.1 million of the remaining amortization of deferred stock compensation will be charged to cost of revenues.

     Net Income (Loss).   In addition to the items discussed above, net income
(loss) also includes interest expense, other income, income or loss associated with our equity investments and a provision or benefit for income taxes. Interest expense relates to interest associated with capital leases and equipment and software financings. Other income represents investment earnings on our cash and cash equivalents and short-term investments.

RESULTS OF OPERATIONS

     Revenues.   Revenues increased to $37.6 million for the three months ended
September 30, 2001, compared with $18.7 million for the three months ended September 30, 2000. Revenues increased to $103.8 million for the nine months ended September 30, 2001, compared with $47.3 million for the nine months ended September 30,

2000. The increase was due to higher unit volume shipments of integrated circuits, modules and higher-level assemblies to existing and new customers and the introduction of new products.

     Gross Profit.   Cost of revenues, including $0.6 million of deferred stock compensation, increased to $13.9 million for the three months ended September 30, 2001, compared with $7.2 million for the three months ended September 30, 2000. Gross profit as a percentage of revenues, or gross margin, increased to 63% for the three months ended September 30, 2001 compared with 61% for the three months ended September 30, 2000. Our higher sales volume, fabless strategy and the leverage of our infrastructure all contributed to the gross margin improvement. Excluding the impact of deferred stock compensation, gross margins would have been 65% and 63% for the three months ended September 30, 2001 and 2000, respectively. During the three months ended September 30, 2001 compared to the comparable period in 2000, stock based compensation expense associated with cost of revenues increased $0.3 million due to stock option grants to manufacturing employees coupled with increased manufacturing headcount.

     Cost of revenues, including $1.6 million of deferred stock compensation, increased to $43.8 million for the nine months ended September 30, 2001, compared with $18.2 million for the nine months ended September 30, 2000. Gross profit as a percentage of revenues, or gross margin, decreased to 58% for the nine months ended September 30, 2001 compared with 61% for the nine months ended September 30, 2000. The decrease in gross margins was due predominantly to $4.9 million of inventory charges to reduce inventories to their net realizable value. Included in the $4.9 million is a $4.3 million inventory write-down required as a result of a migration by certain of our customers from GaAs-based products to comparable SiGe-based products. This has resulted in cancellation of orders by certain customers, the most significant of which was by Alcatel's submarine networks division, which has moved to a new design system more rapidly than expected, and certain other customers indicating that they will be utilizing SiGe products instead of GaAs products in the future. Also included in this inventory charge is $0.6 million that relates to consigned inventories located at our finished goods suppliers. The charge is the result of inventory shrink and lower than expected production yields during the three months ended March 31, 2001 at these finished goods suppliers. We performed procedures to ensure that the entire charge is associated with the first quarter of 2001 including conducting a physical count of the consigned inventory during the fourth quarter of 2000. We identified this inventory shortage as our suppliers' utilized consigned raw materials for the production of our products. As the consigned raw material inventory balance was reduced, we realized that a discrepancy existed between our perpetual records and the actual physical quantity on hand at our suppliers' locations. We will no longer consign inventory to these suppliers as we are allowing these suppliers to purchase their own raw materials to manufacture our finished good products. This will improve cash flows by maintaining lower raw material inventory levels.

     Excluding the $4.9 million inventory charge and deferred stock compensation, gross margin would have increased to 64% for the nine months ended September 30, 2001 compared with 63% for the nine months ended September 30, 2000. This increase was due primarily to the introduction of new module and higher-level assembly products with higher gross margins. During the nine months ended September 30, 2001 compared to the comparable period in 2000, stock based compensation expense associated with cost of revenues increased $1.1 million due to stock option grants to manufacturing employees coupled with increased manufacturing headcount.

     Research and Development.   Research and development expenses, excluding
deferred stock compensation, increased to $14.4 million for the three months ended September 30, 2001 compared with $6.7 million for the three months ended September 30, 2000. As a percentage of revenues, research and development expenses increased to 38% for the three months ended September 30, 2001 compared with 36% for the comparable period in 2000. During the nine month period ended September 30, 2001 compared with the comparable period in 2000, research and development expenses, excluding deferred stock compensation, increased to $40.2 million compared with $15.6 million, respectively and, as a percentage of revenues, increased to 39% compared with 33%, respectively. The increase in both dollars and as a percent of revenues was due primarily to the addition of engineering personnel in the United States and three new research and development centers located within Europe and Israel as we continue the development of new products to support revenue growth, costs associated with a joint development agreement that we entered into during May 2000 and depreciation and amortization on research and development equipment and software purchased during late 2000 and early 2001. For the three and nine months ended September 30, 2001, stock based compensation expense associated with research and development increased $0.2 million and $1.9 million, respectively, due to stock option grants to engineering personnel coupled with increased headcount.

     Sales and Marketing.   Sales and marketing expenses, excluding deferred
stock compensation, increased to $5.1 million for the three months ended September 30, 2001, compared with $1.9 million for the three months ended September 30, 2000. As a percentage of revenues, sales and marketing expenses increased to 13% for the three months ended September 30, 2001 compared with 10% for the three months ended September 30, 2000. During the nine month period ended September 30, 2001 compared with the comparable period in 2000, sales and marketing expenses, excluding deferred stock compensation, increased to $13.1 million compared with $4.4 million, respectively and, as a percentage of revenues, increased to 13% compared with 9%, respectively. The increase in both dollars and as a percent of revenues was due primarily to the addition of sales and marketing and application engineering personnel as we have begun to expand our internal domestic and international sales force. For the three and nine months ended September 30, 2001, stock based compensation expense associated with sales and marketing increased $0.5 million and $1.3 million, respectively, due to stock option grants to sales and marketing personnel coupled with increased headcount.

     General and Administrative.   General and administrative expenses,
excluding deferred stock compensation, increased to $2.9 million for the three months ended September 30, 2001, compared with $2.2 million for the three months ended September 30, 2000. As a percentage of revenues, general and administrative were 8% for the three months ended September 30, 2001, compared with 12% for the three months ended September 30, 2000. During the nine month period ended September 30, 2001 compared with the comparable period in 2000, general and administrative expenses, excluding deferred stock compensation, increased to $9.1 million compared with $4.3 million, respectively and, as a percentage of revenues, remained flat at 9%. The increase in dollars was due primarily to the addition of personnel in the latter half of 2000 and the associated payroll and related costs within the areas of senior management, finance and human resources. There was no material change in stock-based compensation expense associated with general and administrative expenses during the three and nine months ended September 30, 2001 compared with the comparable periods in 2000.

     Deferred Stock Compensation.   Operating expenses included amortization of
deferred stock compensation of $2.3 and $7.2 million for the three and nine months ended September 30, 2001, respectively, compared with $1.9 million and $3.9 million for the three and nine months ended September 30, 2000, respectively, due to a greater number of option grants to new and existing employees.

     Other Income and Expenses, Net.   Other income decreased to $0.5 million
for the three months ended September 30, 2001, compared with other income of $0.7 for the three months ended September 30, 2000. The decrease was due primarily to a decrease in interest income as a result of lower investment interest rates, higher interest expense resulting from software and equipment financings during 2001 and $0.2 million of losses from our investment accounted for under the equity method of accounting. Other income decreased to $0.7 million for the nine months ended September 30, 2001, compared with $0.8 million during the nine months ended September 30, 2000 as a result of higher interest expense resulting from software and equipment financings during 2001 and $0.4 million of losses from our investment accounted for under the equity method of accounting.

     Net Income (Loss). Net income was $1.4 million for the three months ended September 30, 2001, compared with a net loss of $0.9 million for the comparable period of 2000. The net income for the three months ended September 30, 2001 is due to a $1.8 million income tax benefit as compared with the $0.4 million of income tax expense during the comparable period of 2000. The tax benefit was predominantly created as a result of our determination that the valuation allowance against our deferred tax assets was no longer necessary. Based upon our assessment, we reversed the remaining valuation allowance, as we believe that we will be able to realize the benefits of our deferred tax assets.

     Net loss was $3.9 million and $5.5 million for the nine months ended September 30, 2001 and 2000, respectively. The net loss was predominantly due to the inventory charges discussed above. During the three and nine months ended September 30, 2001, net loss is reduced by an income tax benefit as compared to an income tax expense during the comparable periods of the prior year. During the three and nine months ended September 30, 2000, we did not believe that is was more likely than not that we would be able to realize our deferred tax assets. Accordingly, no benefit was taken for these assets.
During the fourth quarter of 2000, we determined that it was more likely than not that we would be able to realize the benefits of our deferred tax assets. Based upon our assessment, we reversed the valuation allowance for most of these tax assets. We continue to believe that we will be able to realize the benefits of our deferred tax assets and have recorded a tax benefit during the three and nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     On June 21, 2001, we concluded our initial public offering of 9.2 million shares (including the underwriters' over-allotment) at $9.00 per share. After deducting underwriters' discount but before other offering costs such as legal, printing and accounting, we received net proceeds of $77.0 million. As of September 30, 2001, we had cash and cash equivalents and short-term investments of $95.9 million.

     Cash provided by operating activities was $5.6 million and $5.1 million during the nine months ended September 30, 2001 and 2000, respectively. Net loss of $3.9 million includes non-cash charges of $6.6 million for depreciation and amortization, $8.8 million for amortization of deferred stock compensation and $0.4 million of equity losses in our equity investment offset by deferred tax benefits of $2.9 million. The improvement in cash provided by operating activities is due to improved accounts receivable collections that reduced our days sales outstanding to 37 days from 40 days during the comparable period in 2000 and improved inventory management due to better materials management and by implementing a turn-key approach with several of our key suppliers.

     Cash used in investing activities increased to $49.6 million for the nine months ended September 30, 2001 from $7.0 million for the nine months ended September 30, 2000. The increase was due to the purchase of $33.4 million of short-term investments, $14.2 million of property and equipment as we continue to invest in research and development, to an additional $1.7 million purchase in one of our existing non-marketable investments and a $0.3 million investment in a new non-marketable investment.

     Cash provided by financing activities was $77.3 million for the nine months ended September 30, 2001 compared with $37.2 million for the nine months ended September 30, 2000. The increase in cash provided by financing activities is predominantly due to the completion of our initial public offering that provided us with net proceeds of $77.0 million. Also during the nine months ended September 30, 2001, we received proceeds from stock option exercises of $0.6 million offset by an increase in debt payments and the purchase of treasury stock. During 2001, we secured financing through vendor financings for some of our equipment and software needs.

     Cash and cash equivalents and short-term investments increased to $95.9 million at September 30, 2001 from $29.2 million on December 31, 2000 due to the proceeds from our initial public offering and cash provided by operations offset by the use of cash in investing activities discussed above.

     We believe that our current cash position and anticipated funds from operations will satisfy our projected working capital and capital expenditure requirements through the end of 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June and August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," respectively. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 144 establishes a single accounting model for the accounting of a discontinued segment of a business as well as addresses significant implementation issues related to Statement 121. We do not expect that the adoption of these standards will have a material impact on our financial position, results of operations or cash flows.

     In June 2001, the FASB, issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity method investments continues to apply. We do not expect that the adoption of these standards will have a material impact on our financial position, results of operations or cash flows. We currently do not have any business combinations in progress. As of September 30, 2001, we had $0.8 million of unamortized goodwill recorded resulting from one of our equity investments. Less than $0.1 million of goodwill amortization will occur through the remainder of 2001, and effective January 1, 2002, we will discontinue amortizing this goodwill whose annual amortization expense is less than $0.2 million.

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

     Historically, a relatively small number of customers has accounted for a majority of our revenues. Our three largest customers accounted for approximately 71% of our revenues for the nine months ended September 30, 2001, 73% of our revenues in 2000 and 74% of our revenues in 1999. Our top three customers for the nine months ended September 30, 2001 were TyCom, Alcatel and Marconi, representing approximately 33%, 29% and 9% of our revenues, respectively. Our top three customers in 2000 were Lucent, Alcatel and Cisco, representing approximately 34%, 28% and 11% of our revenues, respectively. Our top three customers in 1999 were Lucent, Alcatel and TyCom, representing approximately 36%, 20% and 18% of our revenues, respectively. We anticipate that relatively few customers will continue to account for a significant portion of our revenues. A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers in any period could significantly reduce our revenues and any profits.

We have incurred net losses in the past and may incur net losses in the future.

     We incurred net losses of $0.8 million in 1997 and $1.5 million in 1998.
We had net income of $24,540 in 1999. We had net losses of $3.7 million in 2000 and $3.9 million for the nine months ended September 30, 2001. We expect to continue to incur amortization of deferred stock compensation and to increase our expenses for research and development in the next few years. Consequently, our ability to achieve and maintain profitability would be materially affected if we fail to significantly increase our revenues.

Slow growth in the build-out of the communications infrastructure and uncertainties in network service providers' purchasing programs, as well as consolidation in the network service provider industry, may adversely affect our future business and operating results.

     Our business prospects depend substantially on the continued build-out of the communications infrastructure. A number of network service providers have recently announced plans to curtail the level of their capital expenditures on their infrastructure build-out, which could significantly reduce the demand for our products by communications equipment manufacturers. This recent slowdown has caused our revenues and backlog to grow less rapidly than they otherwise would have, and we recently announced that we expect our revenues to decline in the fourth quarter of 2001, compared to the third quarter of 2001. In addition, network service providers typically purchase network equipment pursuant to multi-year purchasing programs that may increase or decrease annually as the providers adjust their capital equipment budgets and purchasing priorities. Network service providers' curtailment or termination of purchasing programs or decreases in capital budgets, including with respect to undersea cable transmission systems which constitute a significant portion of our sales, could materially and adversely affect our revenue and business prospects. This is particularly true if significant and unanticipated by us and our communications equipment manufacturer customers. Additionally, consolidation among network service providers may cause delays in the purchase of our products and a reexamination of strategic and purchasing decisions by these network service providers and our current and potential communications equipment manufacturer customers, which could harm our business and financial condition.

A long lasting downturn in the communications equipment industry could negatively impact our revenues, profitability and cash flows.

     We derive substantially all of our revenues from communications equipment manufacturers. The communications equipment industry, which is highly cyclical, is experiencing a significant downturn. This downturn has had a negative effect on the demand for our products. We cannot predict how long this downturn will last. In addition, our need to continue investment in research and development during this downturn and to maintain extensive ongoing customer service and support capability, constrains our ability to reduce expenses.

Our industry is subject to consolidation.

     There has been a trend toward consolidation among companies in our industry for several years. We expect this trend toward industry consolidation to continue as communications integrated circuit companies attempt to strengthen or hold their positions in evolving markets. Consolidation may result in stronger competitors, which in turn could have a material adverse effect on our business, operating results, and financial condition.

We sell substantially all of our products based on individual purchase orders, and we cannot predict the size or timing of our orders. Our failure to effectively plan production levels and inventory could materially harm our business and operating results.

     We sell substantially all of our products based on individual purchase orders, rather than long-term contracts. As a result, our customers generally can cancel or reschedule orders on short notice and are not obligated to purchase a specified quantity of any product. For example, we have had significant order cancellations during 2001. We cannot assure you that our existing customers will continue to place orders with us, that orders by existing customers will be repeated at current or historical levels or that we will be able to obtain orders from new customers. We cannot predict the size, timing or terms of incoming purchase orders; therefore, decreases in the number or size of orders or the development of customer orders with new terms may adversely affect our business and operating results.

     Because we do not have substantial noncancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand that are highly unpredictable and can fluctuate substantially. In anticipation of long lead times to obtain certain inventory and materials, we order materials in advance of anticipated customer sales. This advance ordering might result in excess inventory levels or unanticipated inventory write-downs if our customers cancel orders or change the specifications for their orders.
If we are unable to plan inventory and production levels effectively, our business and operating results could be materially harmed.

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

     Several of our key personnel have joined us within the past year, including Ron Krisanda, our Senior Vice President of Operations, who joined us in November 2000 and Craig S. Lewis, our Senior Vice President of Sales, who joined us in January 2001. Therefore, there has been relatively little opportunity to evaluate the effectiveness of our executive management team as a combined unit. Our future performance will depend in part on our ability to successfully integrate our newly hired executive officers and key personnel into our management team, and our ability to develop an effective working relationship among management.

Failure to effectively manage our anticipated growth and expansion could place a significant strain on our limited personnel and other resources and could adversely affect our business and operating results.

     We have grown rapidly in the last year and may grow in future periods. Our current organizational structure and systems are not adequate for our expected growth plans. To manage expanded operations effectively, we must continue to improve our operational, financial and management systems and successfully hire, train, motivate and manage our employees. In addition, the expansion of our manufacturing requirements and our ability to outsource our manufacturing needs in the future will require significant additional management, technical and administrative resources. We cannot be certain that we will be able to effectively manage our growth.

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

     . efficiency of production; expansion of production of our products for particular systems manufacturers; and

     .  customer support and reputation.

     We compete primarily against Agere, Applied Micro Circuits, Conexant, Broadcom, Giga (acquired by Intel), Infineon, JDS Uniphase, Maxim, Nortel (microelectronics division), NTT Electronics, Philips, PMC-Sierra and Vitesse. Many of our competitors operate their own fabrication facilities and have longer operating histories and a greater presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, distribution, technical and other resources. As a result, our competitors may be able to adapt more quickly to new or emerging technologies, changes in customer requirements or devote greater resources to the promotion and sale of their products. In addition, our competitors may develop technologies that more effectively address the transmission of digital information through existing analog infrastructures at a lower cost, thereby rendering our products obsolete. Our competitors that have large market capitalizations or cash reserves are also better positioned than we are to acquire other companies, thereby obtaining new technologies or products. Any of these acquisitions could give our competitors a strategic advantage that could adversely affect our business, financial condition and results of operations.

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

     International sales accounted for approximately 28% of our revenues for the nine months ended September 30, 2001, 27% of our revenues in 2000 and 16% of our revenues in 1999. International sales may continue to account for a significant portion of our revenues, and as a result, we will be subject to certain risks associated with international sales, including:

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

Our dependence on third-party manufacturing and supply relationships could negatively impact the production of our products and significantly harm our business.

     We do not own or operate manufacturing facilities necessary for the production of most of our products. We rely on several outside foundries for the manufacture and assembly of most of our products, and we expect this to continue for the foreseeable future. Finding alternative sources for these products will result in substantial delays in production and additional costs.

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

     While we believe we have good relations with our outside foundries and suppliers, we cannot be certain that we will be able to maintain these favorable relations. Additionally, because there is a limited number of foundries and suppliers that can produce our products, establishing relationships and increasing production with new outside foundries takes a considerable amount of time. Thus, there is no readily available alternative source of supply for our production needs. A manufacturing disruption, such as a raw material shortage, experienced by any of our outside foundries and suppliers could impact the production of some of our products for a substantial period of time. Our outside foundries' and suppliers' inability to increase their production capacity or to continue to allocate capacity to manufacture our components could also limit our ability to grow our business.

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

     Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of our outside foundries can lead to reduced yields. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between our manufacturers and ourselves. In some cases this risk could be compounded by the offshore location of some of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. Difficulties in diagnosing and solving the complicated problems of assembling these types of semiconductors could also reduce our yields.

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

We operate in the highly cyclical semiconductor industry, and any downturns in the industry could materially and adversely affect our business and operating results.

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

     Our intellectual property is critical to our ability to successfully design products for the optical networking systems market. We currently have one U.S. patent issued and six U.S. patent applications pending. We cannot assure you that our pending patent applications or any future applications will be approved. Further, we cannot assure you that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that if challenged, will be found to be valid or enforceable. Additionally, we cannot assure you that the patents of others will not have an adverse effect on our ability to do business. Furthermore, others may independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

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

     If our shareholders sell substantial amounts of our common stock in the public markets following the expiration of the lock-up agreements in effect as of our initial public offering in June 2001, it could materially adversely affect the market price of our stock. After these agreements expire, approximately 55 million shares, as well as additional shares issuable upon exercise of options, will become immediately eligible for sale in the public market, subject to certain exceptions.

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

     Historically, we were exposed to fluctuations in the mark, lita and the Israeli shekel. During the nine months ended September 30, 2001, we opened sales offices in Canada, Italy and the United Kingdom and accordingly, and are now exposed to fluctuations in the Canadian dollar, Euro and British pound. The expenses of our foreign sales offices are not material. During the three months ended September 30, 2001, total expenses denominated in these currencies were $4.8 million or 13% of total expenses. Expenses denominated in the mark and shekel represented approximately $2.8 million and $1.7 million, respectively, of foreign expenses. During the nine months ended September 30, 2001, total expenses denominated in these currencies were $12.4 million or 11% of total expenses. Expenses denominated in the mark and shekel represented approximately $6.9 million and $5.0 million, respectively, of foreign expenses. We expect that our foreign expenses will increase as we expand our research and development and sales efforts in foreign countries.

     During 2000, we did not engage in currency hedging activities. During 2001, we entered into foreign forward contracts for 9.4 million Euros with a notional amount of $8.8 million. The contracts mature throughout March 2002 and were entered into to hedge a portion of Euro and mark denominated expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Interest Rate Risk

     Software and Equipment Financings

     All of our software and equipment financings have a fixed interest rate and are not subject to interest rate fluctuations. An immediate 100 basis point fluctuation in these rates would not have a material impact on our financial condition, results of operations or cash flows.

     Short-term Investments

     At September 30, 2001, our investment portfolio included fixed and floating rate securities of $33.5 million. The maximum maturity of these investments is 12 months with an overall dollar-weighted maturity of the portfolio of less than six months. Fixed rate securities are subject to interest rate risk and will decline in value if interest rates increase whereas floating rate securities may produce less income than expected if interest rates decrease. Accordingly, our future investment income may not meet expectations as a result of interest rate fluctuations or a loss of principal may occur if we were to sell securities that have declined in market value as a result of interest rate fluctuations. As a result of the relatively short average maturity of the portfolio, an immediate 100 basis point increase in interest rates would not have a material impact on our financial condition, results of operations or cash flows.

     We do not attempt to reduce our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of our portfolio.

     Other Investments

     Our other investments include several strategic investments in privately
held companies.   One of these investments is accounted for under the equity basis of accounting while the remaining investments are accounted for at cost. These investments have an inherent level of risk associated with them, as they are comprised of investments in start-up or development stage companies. We consider these investments long-term strategic investments. The market for these technologies or products that they have under development is typically in the early stages, and may never materialize. Accordingly, we could lose our entire investment in these companies.

                          Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     As disclosed in prior filings, in May and June, 2001 an employee, Matthias Bussmann, sent correspondence to us claiming, among other things, that our Chief Executive Officer and our Executive Vice President breached a promise relating to Dr. Bussmann's compensation and misused their power to reward themselves while engaging in a scheme to oust Dr. Bussmann from the Company. Dr. Bussmann alleged that his claims form the basis for a claim of breach of fiduciary duty by those officers. The correspondence proposed settlement payments by us of up to $1.0 million in cash and the transfer of one million shares of common stock. We received no correspondence regarding this matter during the third quarter of 2001.

     While we believe the allegations set forth in Dr. Bussmann's letters to us are without merit, we cannot predict the ultimate outcome of any litigation, should it be initiated.

Item 2.  Changes in Securities and Use of Proceeds

(a)  None

(b)  None

(c)  None

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

     Deadline For Receipt Of Shareholder Proposals

     Proposals of shareholders of the Company intended to be presented by such shareholders at next year's Annual Meeting of Shareholders must be received by the Company no later than January 31, 2002 in order that they may be included in the proxy statement and form of proxy relating to that meeting. In addition, the proxy solicited by the Board of Directors for next year's Annual Meeting of Shareholders will confer discretionary authority to vote on any shareholder proposal presented at that meeting, unless the Company receives notice of such proposal on or before April 15, 2002.

Item 6. Exhibits and Reports on Form 8-K

     We filed the following current reports on Form 8-K during the three months ended September 30, 2001:

     1) On July 24, 2001, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed second quarter 2001 results.

     2) On August 17, 2001, we filed a Current Report on Form 8-K to announce that our executive officers have adopted trading plans under Securities and Exchange Commission Rule 10b5-1.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MULTILINK TECHNOLOGY CORPORATION



Date: November 13, 2001              /s/ Eric M. Pillmore
                                     -------------------------------------
                                     Eric M. Pillmore
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer and Duly Authorized Officer)