Form 10-K
period 2001-12-31
MULTILINK TECHNOLOGY CORP
filed 2002-03-22
CIK 1114068

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-31851

MULTILINK TECHNOLOGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

CALIFORNIA (State or Other jurisdiction of Incorporation Organization)	95-4522566 (I.R.S. Employer Identification No.)

300 ATRIUM DRIVE, 2nd FLOOR, SOMERSET, NEW JERSEY (Address of Principal Executive Offices)	08873 (Zip Code)

Registrant’s telephone number, including area code: (732) 537-3700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

CLASS A COMMON STOCK, $0.0001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices of such stock, as of March 18, 2002 was approximately $84,120,644. (All officers and directors of the registrant are considered affiliates.)

At March 18, 2002 the registrant had 47,185,391 shares of Class A Common Stock issued and outstanding and 27,000,000 shares of Class B Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III.

MULTILINK TECHNOLOGY CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2001

i

CAUTIONARY STATEMENT

This Report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, market acceptance of our products, the competitive nature of and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the timing of new product introductions, the adoption of future industry standards, our production capacity, our ability to migrate to smaller process geometries, new technologies, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” at the end of Item 7 of this Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

As used in this Form 10-K, “company,” “we,” “us,” “our,” “Multilink” and “Multilink Technology” refer to Multilink Technology Corporation and its subsidiary companies. We were incorporated in California in July 1994.

PART I.

Item 1.    BUSINESS

We design, develop and market advanced integrated circuits, modules and higher-level assemblies that enable next generation optical networking systems. Our products address the markets for DWDM and SONET/SDH optical networking equipment. We focus exclusively on the fastest commercially available speeds of OC-192, or 10 gigabits per second, or higher and are in the early stages of developing products that are designed to address future systems that may operate at speeds of OC-768, or 40 gigabits per second or higher. We seek to be first to develop innovative products with system functions that allow communications equipment manufacturers to rapidly build and deliver high performance fiber optic systems ahead of their competitors. We work closely with our customers to design and deliver integrated product solutions utilizing our semiconductor, circuit design and systems level expertise. We sell our products to leading and emerging communications equipment manufacturers that develop high-speed optical networking systems. Our customers include Alcatel, Ciena, Cisco, JDS Uniphase, Lucent, Marconi, Nortel, ONI, Sycamore and TyCom.

Background

Dramatic Increase in the Volume of Communications Traffic

The volume of data traffic across communications networks has grown rapidly over the past decade. This growth has been driven by the increased use of data-intensive applications such as electronic commerce, Internet access, e-mail, streaming audio and video, remote access and other new applications. Currently, data traffic exceeds voice traffic in communicating networks, and should be the key driver for growth in the coming years. Current estimates from Telechoice, Inc., a leading market research and consulting firm, are that data traffic will continue to grow between 70% and 120% per year during the next three years driven by web browsing, e-mail, enterprise data networking and other applications. According to International Data Corporation (IDC), a leading market research and consulting firm, the number of internet users worldwide will double in the next three years, and the percentage of those users who have broadband access will increase from under 15% of users to over 25%.

Development of Fiber Optic Networks

Much of the public network’s infrastructure was originally designed to transmit voice communications utilizing copper wire as the primary transmission medium. This copper wire-based infrastructure is ill-suited for high-speed data transmission due to bandwidth limitations and high maintenance and administration costs. The inadequacy of the legacy public network infrastructure is particularly acute in the backbone, or core portion of the network. The core is the portion of the network characterized by long distance transmissions at high-speeds, or bit rates. Communications service providers are upgrading their network architectures by increasing bandwidth and switching capabilities for high-speed data and voice transmissions and are replacing conventional copper wire technology with fiber optic technology. Fiber optics offers substantially greater capacity than copper wire and is less error-prone and, as a result has become the transmission medium of choice for both incumbent and emerging service providers. SONET/SDH, or Synchronous Optical Network/Synchromous Digital Hierarchy, are the standards, or protocols, for the transmission of communications traffic over optical fiber. SONET and SDH facilitate high data integrity and improve network reliability at the higher transmission rates demanded in newly developed optical networking systems.

Innovations in Optical Networking Systems

The increased demand for bandwidth is driving communications equipment manufacturers to incorporate technologies that increase the capacity of optical networking systems. The two primary approaches for increasing capacity are higher transmission speeds and higher channel density. The majority of new optical networking systems deployed by service providers addressing the network core operate at 10 gigabits per second, or Gb/s. We believe future network deployments will incorporate systems that operate at 40 Gb/s or faster when the technology becomes commercially available. DWDM, or dense wavelength division multiplexing, is a technology development that increases the capacity of existing fiber optic networks by combining multiple light beams of information, each at a different wavelength, or channel, onto a single strand of optical fiber. Higher transmission speeds and increased deployments of DWDM technology have significantly increased the complexity of optical networking systems. In addition, we believe that next generation optical networks will add substantial functionality and innovations to the optical transport layer to further optimize available capacity.

Components for Optical Networking Systems

As communications equipment manufacturers develop systems that enable higher transmission speeds and deploy DWDM technology to increase bandwidth, they must integrate a greater number of complex components that generate, manipulate, transmit and receive electrical and optical signals. These components include integrated circuits, modules and higher-level assemblies and are becoming increasingly important for the manufacture of optical networking systems. These components are viewed as critical to communications equipment manufacturers seeking competitive advantages. The need for communications equipment manufacturers to focus on their core competencies and meet aggressive time-to-market demands for new optical networking systems, along with the complexities associated with the design and development of state-of-the-art components, have caused communications equipment manufacturers to increasingly rely upon sophisticated component suppliers.

Requirements for Supplying Components in Optical Networking Systems

To meet the performance and functionality requirements of optical networking systems, communications equipment manufacturers are seeking suppliers that can deliver increasingly sophisticated component solutions. These component suppliers must provide each of the following:

Systems Level Expertise.    Component suppliers must understand the performance, functionality and integration requirements of the system into which their components are incorporated. Without this critical systems knowledge, a component supplier will have difficulty meeting the time-to-market and functionality requirements of the communications equipment manufacturers, thereby resulting in costly delays and missed revenue opportunities.

Advanced Technologies and Processes that Enable High-Speed Transmission.    Building high-speed integrated circuits requires access to specialized process technologies and advanced circuit design approaches. The vast majority of the semiconductor industry employs a Complementary Metal Oxide Semiconductor, or CMOS, transistor built on silicon material. Because of demanding performance requirements, alternatives to traditional CMOS have emerged in the communications industry. Specifically, Gallium Arsenide, or GaAs, and Silicon Germanium, or SiGe, as well as new CMOS processes have emerged as semiconductor technologies that are effective in addressing high-speed optical communications requirements. Component suppliers are also exploring other semiconductor technologies, such as Indium Phosphide, or InP, as well as new generations of GaAs, SiGe and CMOS, to address the requirements of future, higher speed communications systems. Each of these processes poses significant challenges and has distinct characteristics that require extensive knowledge and expertise. Communications equipment manufacturers are looking for component suppliers that have the necessary expertise to use the optimal processes in order to provide next generation optical systems solutions for their customers.

Highly Integrated Product Solutions.    In order to rapidly and cost effectively introduce new products and simplify the design and manufacture of optical networking systems, communications equipment manufacturers seek component suppliers that can provide highly integrated solutions. These integrated solutions are modules or higher-level assemblies that combine numerous discrete components into a package or board to be sold as a single product, which eliminates the time and expense associated with sourcing and integrating components from multiple suppliers. As systems are manufactured in greater volumes, communications equipment manufacturers require that modules and higher-level assemblies be integrated further into multi-chip or single-chip solutions. This integration provides for faster and more efficient production, reduced part count and smaller design for placement into the network equipment, significantly reducing manufacturing costs for communications equipment manufacturers.

Strategy

Our goal is to become the leading global supplier of high value component solutions for optical networking systems. Key elements of our strategy include:

Leveraging Core Competencies to Rapidly Introduce Products that Enable Next Generation Optical Systems

We have developed substantial competencies in mixed-signal circuit and module design and advanced semiconductor process technologies. We have also recently developed core competencies in Very Large Scale Integration, or VLSI, circuit architecture and design including forward error correction, or FEC, technologies. We intend to continue providing sophisticated products that meet the requirements of next generation optical networking systems. We will continue to capitalize on our design competencies and our integration capabilities to provide our customers with new modules and higher-level assemblies so they can quickly and cost- effectively introduce new systems with greater functionality. We will continue to develop new products using leading-edge technologies that allow us to transition these modules and higher-level assemblies into highly integrated, multi-chip or single-chip solutions, enabling us to address our customers’ higher volume production requirements.

Expanding Our Customer Relationships and the Breadth of Our Customer Base

We intend to strengthen our existing customer relationships and expand our customer base by continuing to target leading edge communications equipment manufacturers, anticipating their needs through a collaborative design and development process and providing ongoing, in-depth customer support. We participate early in the design process of our customers’ products and aid in the design of their future systems architecture. Our application engineers and marketing personnel work closely with our customers to define and implement the appropriate solution and to provide continuous support. This extensive customer interaction allows us to further develop our systems expertise and to expand the functionality of our products in our customers’ optical networking systems, providing us with a strategic advantage over our competitors.

Maintaining and Extending Technology Leadership

We intend to maintain and extend our technological advantage in the design and development of components for next generation optical networking systems by further investing in research and development, focusing on high bit rate component solutions and vigorously recruiting and retaining talented engineers. We will also continue to work closely with our foundry and technology partners to drive the development of future generation process technologies.

Pursuing Strategic Acquisitions and Strategic Relationships

We may pursue strategic acquisitions that provide us with complementary products and technologies and highly qualified engineering personnel. We also intend to continue to establish strategic relationships to expand our technology leadership and secure access to advanced process technologies. We believe that establishing strategic relationships with companies with products or technologies that we deem complementary to our current and future offerings will enable us to more effectively penetrate new and existing market segments and offer our customers additional high value solutions.

Continuing to Address Both the Core and Metropolitan Portions of the Optical Transport Network

We provide product solutions for optical networking systems in the innovative and high-growth network core market. We will continue to build on our expertise in DWDM and long-haul applications for the core of the network. We have also leveraged this expertise and are providing product solutions for emerging metropolitan or regional optical networking systems as OC-192 is beginning to be deployed in this portion of the network.

Products

We design and develop advanced products targeted for use in high bandwidth optical networking systems. These products consist of integrated circuits, modules and higher-level assemblies that generate, manipulate, transmit and receive electrical and optical signals.

Our products focus on three segments of optical networking systems: the physical media dependent layer, or PMD, the physical layer and the datalink layer. Collectively, the products within these segments connect data processing devices to optical fiber and constitute an integral part of optical networking systems.

The following is a diagram that shows the different functions required for fiber optic transmission systems:

PMD layer devices perform the conversion between electrical and optical signals and can be categorized as either transmitters or receivers. Transmitters convert voice and data transmissions carried as electrical signals into optical signals for transmission over optical fiber, while receivers convert optical signals into electrical signals. Transmitters are composed of an electrical-to-optical, or E/O, converter, which converts electrical signals to optical pulses, and a driver, which amplifies and conditions signals for use by the E/O converter. E/O converters are composed of a light source, or laser, and an external modulator, which creates individual pulses of light, or optical signals. Receivers consist of a semiconductor device that converts an optical signal into electrical pulses, an optical-to-electrical, or O/E, converter, and a transimpedance amplifier, or TIA, which amplifies these electrical pulses.

The physical layer is composed of mixed-signal devices, which include both digital and analog circuits and can be categorized as either multiplexers or demultiplexers. Multiplexers combine multiple slower signals into a single high-speed signal, while demultiplexers perform the reverse function.

Datalink layer devices connect the physical layer to networking equipment. Datalink layer devices have three primary functions: framing, mapping and forward error correction, or FEC. In framing and mapping, which generally occur simultaneously, data is placed in formatted frames, prior to being transmitted over fiber, to make the data recognizable at the receiving end of the transmission. In FEC, data is placed in special frames that can be used to correct errors that occur during transmission.

Our PMD Products

There are two primary types of modulators: crystal-based modulators, which offer optimal performance for long-haul systems but consume significant power and cannot be integrated with lasers; and semiconductor-based modulators, which use less power and can feature on-chip integration with lasers. We currently produce several drivers for crystal-based modulators. These products have been designed to improve signal quality and system efficiency. We have developed Micro-ModuleTM technology that allows us to integrate several high-speed devices into a single Ball Grid Array, or BGA, package, which is used in our next generation of PMD devices. This technology provides a dramatic reduction in size and cost for this type of product. We are investing in development of future versions of these drivers, integrating more functions and improving performance.

Our Physical Layer Products

We have broad experience in the production of physical layer products. We have designed our multiplexers with exceptionally low jitter, which is a type of noise in optical channels, directly improving signal quality and transmission distance. We have designed our demultiplexers with highly sensitive signal processing that eliminates the need for additional components to perform the same function. Our demultiplexers are highly insensitive to jitter, allowing for longer optical transmission distances. We are currently broadening our portfolio of multiplexers and demultiplexers to include product offerings that incorporate greater functionality, higher-levels of integration, smaller physical size, lower power consumption and tighter integration with our datalink layer components. We are currently involved in the development of products that will operate at speeds of 40 Gb/s.

Our physical layer products can incorporate the following functions:

•
Clock Multiplier Unit, or CMU, converts the clock at the input of the multiplexers into the higher speed clock needed at the output. Clocks synchronize the movement of data throughout communications systems;

•	Input Phase Locked Loop, or IPLL, synchronizes the transfer of data from Datalink devices into a multiplexer;

•	Loss of Signal, or LOS, is an alarm that SONET/SDH systems need to analyze potential system faults;

•	Clock and Data Recovery, or CDR, extracts data from the noisy signals received from optical systems; and

•	Jitter filtering.

Datalink Layer Products

We are currently investing in the development of numerous datalink layer products, including FEC devices and Framer/Mappers that integrate the framing and mapping functions. In FEC, we have invested heavily in algorithm, architecture and product development for both standards-based FEC and advanced FEC. FEC allows communications equipment manufacturers to increase the number of DWDM optical channels in a fiber strand and/or to increase the length of the fiber transmission system. In addition, FEC devices can be designed to support new optical networking standards.

Our first FEC device, the MTC6130, is currently available, while a second FEC device, the MTC6131 SuperFECTM is sampling to customers. Future FEC products will address higher performance, higher levels of integration, and/or higher bit rates. Framer/Mappers in development include advanced products for 10 Gb/s and 40 Gb/s systems, as well as devices targeted for Gigabit Ethernet applications in the Metro market.

Customers

In 2001, we shipped our products to over 30 customers, including Alcatel, Nortel, Ciena, ONI, Cisco, JDS Uniphase, Sycamore, Lucent, TyCom, and Marconi. We sell our integrated circuits, modules and higher-level assemblies to leading and emerging communications equipment manufacturers that develop high-speed optical transport systems.

TyCom and Alcatel accounted for approximately 34% and 29% of our revenues in 2001. Lucent, Alcatel and Cisco accounted for approximately 34%, 28% and 11% of our revenues in 2000. Lucent, Alcatel, and TyCom accounted for approximately 36%, 20% and 18% of our revenues in 1999.

Strategic Relationships

We have established strategic relationships with both TRW and IBM. We have entered into these strategic relationships with the objective of building and maintaining relationships with leading suppliers of semiconductor process technologies in order to diversify our product and technology base. In June 1997, we entered into a supply agreement with TRW pursuant to which TRW supplies us with a certain number of processed GaAs wafers annually for a fixed price per wafer. The agreement was amended in June 1999 to revise the wafer delivery requirement. In October 2000, we entered into a short-term foundry agreement with TRW to purchase Indium Phosphide development wafers or wafers designed using Indium Phosphide technology, for a fixed price per wafer. This agreement was amended in November 2000 and December 2000 to revise the number of development wafers to be purchased. During May 2000, we entered into a series of agreements with IBM. Our semiconductor development agreement with IBM provides us with certain models and design kits for use in the fabrication process to develop new integrated circuits. We provide IBM with prototype designs, and IBM fabricates mask sets corresponding to our designs, schedules wafers starts and processes the wafers. In exchange for IBM’s development efforts and access to their fabrication process, we make certain fixed payments to IBM. Under our joint development agreement with IBM, pursuant to which we licensed to IBM and IBM licensed to us, certain technology, we jointly develop integrated circuits. We are both permitted to sell the jointly created products to third parties, subject to a fixed royalty fee payable to the other party. In addition, during July 2001, we entered into a volume purchase agreement with IBM pursuant to which IBM will provide us with SiGe wafers for a fixed price per wafer. There are no minimum purchase requirements under this agreement that expires in May 2005. The terms of the IBM agreements are intended to serve our strategic objectives by providing us with access to key technologies, which are instrumental in the development of our business.

Sales, Marketing and Customer Support

Sales

We target leading and emerging communications equipment manufacturers that develop high-speed optical transport networking systems. We manage the sales process by interacting with our customers at multiple layers of our organization. Our initial contact with a potential customer generally begins with either direct contact by our management or sales force or through third- party manufacturers’ or independent sales representatives. Our strategic account managers and marketing personnel manage the customer relationship throughout the pre- and post-sales process. As needed, systems engineering personnel have detailed technical interactions with our customers during product definition. Our application engineers assist the customer in designing the solution into the customer’s systems. Close interaction further enables us to establish strategic customer programs or relationships.

We sell our products through our direct sales force and through independent sales representatives working under the direction of our strategic account managers. As of December 31, 2001, our direct sales force consisted of 48 direct sales professionals, application engineers, managers and administrative personnel located at our headquarters in Somerset, New Jersey and other locations in the United States, and in Germany, Canada, Italy and the United Kingdom. We expect to open additional sales offices and to increase our direct sales force worldwide.

Marketing

We market our products extensively in North America and Europe to establish our visibility as a leading supplier of high value components for optical networking systems and have begun to expand into Asian markets. As of December 31, 2001, our marketing staff included 16 marketing professionals and administrative personnel. Our marketing activities include:

•	seminar programs, trade shows, guest speaker invitations and technical conferences;

•	public relations activities and customer events;

•	advertising, technical articles in industry publications and marketing collateral materials; and

•	communication on the Internet.

Customer Service and Support

Our customer support activities are primarily managed by our applications engineering group consisting of both field applications engineers and internal applications experts. This group supports customers during their design activities to facilitate our customers’ success, and can perform experiments to validate customers’ design ideas including insertion into our fiber optic test facility. Our philosophy is to provide comprehensive customer support to facilitate the design of our complex products into our customers’ systems. Our applications engineering group is also the initial point of contact for our customers should they experience any problems with a product after purchase.

Manufacturing

We outsource the fabrication and assembly of most of our semiconductor devices, modules, high level assemblies and transceivers. We have in-house semiconductor testing capabilities that allow us to develop and perform testing for low volume production. We also have in-house final assembly and test for our high-level assemblies and transceivers. We expect to continue our outsource strategy and to continue to move our testing from our in-house capabilities to outside vendors for higher volume production. As a fabless semiconductor company, we are able to concentrate our resources on supply chain management design, development and marketing of our products. During October 2001, we obtained our ISO 9001:2000 certification from the International Organization of Standardization. ISO 9001:2000 refers to an international set of quality management system standards that organizations use worldwide. ISO 9001:2000 requires that we plan and manage the process necessary for the continual improvement of our quality management system.

Wafer Manufacturing

We outsource substantially all of our semiconductor fabrication to several of the world’s leading foundries for high bit-rate technologies including TRW, IBM, TriQuint Semiconductor, and Conexant. The older generation of our mixed-signal products, which comprised a significant portion of our 2001 revenue, is based predominantly on GaAs HBT wafers supplied by TRW. The wafers for the third and fourth generation of our mixed-signal products are based on SiGe technology supplied by IBM. Our manufacturing strategy is to qualify and utilize leading process technology for the fabrication of high bit-rate semiconductor devices and to utilize our foundries for a variety of different semiconductor technologies. There are certain risks associated with our dependence upon external foundries, including reduced control over delivery schedules, quality assurance, manufacturing yields and costs, the potential lack of adequate capacity during periods of excess demand, limited warranties on wafers or products supplied to us, increases in the prices and potential misappropriation of our intellectual property. Finding alternative sources for these wafers will result in substantial delays in production and additional costs. Our intent is to have volume purchase agreements with all of our key suppliers, with agreements on product quantities, prices and delivery lead times.

Packaging, Assembly and Testing

The primary vendors for the packaging, assembly and testing of our integrated circuit products are Kimbell Electronics Group, ASAT Inc. and Siliconware Precision Industries Co., Ltd. ASAT is currently building product for us in their facility in Nancy, France. We have also begun to qualify ASAT’s manufacturing process in their Hong Kong facility and we may begin to utilize this facility in the future. The primary outsource vendor for the assembly and testing of our driver module products is Natel Engineering Co., Inc., and the majority of our surface mount technology assembly is being contracted from SMTEK International and Flextronics.

We operate in-house module manufacturing facilities that allow rapid prototyping and development of new products and also serve to complement our outsource module manufacturing partners. We have in-house module and integrated circuits testing facilities in California, New Jersey, Germany and Israel. We maintain comprehensive review and inspection of our outsourcing facilities to ensure compliance with our quality standards for manufacturing assembly and test. Our manufacturing processes and outsource vendors utilize stringent quality controls, including incoming material inspection, in-process testing and final test, and all are ISO 9001 certified.

Research and Development

As of December 31, 2001, we had 208 employees dedicated to research and development, of whom 118 hold advanced degrees, including 26 PhDs. We have additional engineering employees dedicated to marketing, application engineering and business development. These employees are involved in advancing our core technologies and applying these core technologies to product development and activities in our targeted markets.

We believe that the achievement of higher-levels of integration, functionality and performance and the introduction of new products in our target markets is essential. As a result, we have made and will continue to make substantial investments in research and development. Our research and development expenses, exclusive of deferred stock compensation and warrant issuances, for 2001, 2000 and 1999 were approximately $54.7 million, $24.6 million, and $8.8 million, respectively.

Competition

We compete with component suppliers for optical networking systems. We believe that the principal factors of competition for these markets are:

•	product time-to-market;

•	product performance;

•	product price;

•	product quality;

•	product reliability;

•	success in designing and subcontracting the manufacture of new products that implement new technologies;

•	market acceptance of competitors’ products;

•	efficiency of production;

•	expansion of production of our products for particular systems manufacturers; and

•	customer support and reputation.

We believe we compete favorably with respect to each of these factors.

We compete with a number of major domestic and international suppliers. We compete primarily against Agere, Applied Micro Circuits, Giga (acquired by Intel), Infineon, JDS Uniphase, Maxim, MindSpeed (a Conexant company), Nortel (microelectronics division), NTT Electronics, Philips, PMC-Sierra and Vitesse. In addition to these established companies, we also compete with various start-up entities. In certain circumstances, most notably with respect to application specific integrated circuits, or ASICs, supplied to Lucent and Nortel, our customers or potential customers have internal integrated circuit and/or manufacturing capabilities.

In addition, suppliers may begin to offer product solutions increasingly including both electronic and optical components. This creates the potential that suppliers of optical components, which are currently complementary to suppliers of electronic components, may become competitors as they broaden their product portfolio with electronic components, or vice versa. Companies with existing capabilities or products in both areas may benefit from significant competitive advantages.

Intellectual Property

We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect such intellectual property. To date, we have one U.S. patent issued and 11 U.S. patent applications pending.

Although we employ a variety of intellectual property in the development and manufacturing of our products, we believe that none of such intellectual property is individually critical to our current operations. However, taken as a whole, we believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. From time to time, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products effectively. There can be no assurance that any necessary licenses will be available on reasonable terms.

Backlog

        Our sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period. Accordingly, our actual sales could be materially different than our recorded backlog.

Environmental Matters

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines on us, the suspension of production or a cessation of operations. In addition, such regulations could restrict our ability to operate or expand any of our manufacturing facilities or could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges.

Employees

As of December 31, 2001, we had a total of 382 employees, including 64 in sales and marketing and application engineering, 72 in manufacturing, purchasing and quality, 208 in research and development and 38 in general and administrative functions. Of these employees, approximately 277 were located in North America, 76 were located in Europe and 29 were located in Israel. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

Item 2.    PROPERTY

Our corporate headquarters facility, of approximately 36,000 square feet, is located in Somerset, New Jersey. We lease our corporate headquarters facility pursuant to a sublease agreement that expires in April 2007 for approximately 12,000 square feet and pursuant to a lease agreement that expires in February 2006 for approximately 24,000 square feet. We also lease our principal design facility, consisting of approximately 31,000 square feet, in Somerset, New Jersey, pursuant to a lease agreement that expires in October 2006. We lease approximately 29,600 square feet of design space in Santa Monica, California pursuant to a lease agreement that expires in December 2005. We lease approximately 7,000 square feet for a design center in Allentown, Pennsylvania pursuant to a lease agreement that expires in September 2006 and 1,800 square feet for a sales office in Los Altos, California pursuant to a lease agreement that expires in August 2003.

In addition, we have lease agreements for an approximately 11,800 square feet facility in Bochum, Germany, which expires in January 2011, an approximately 19,400 square feet facility in Munich, Germany, which expires in December 2005, an approximately 5,400 square feet facility in Berlin, Germany, which expires in December 2005, an approximately 3,500 square feet facility in Kaunas, Lithuania, which expires in November 2004, an approximately 13,000 square feet facility in Israel, of which approximately 6,500 square feet expires in each of February 2003 and January 2004, and an approximately 2,200 square feet facility in Milan, Italy, which expires in July 2007. These facilities are used predominantly for research and development and sales activities.

Item 3.    LEGAL PROCEEDINGS

In the ordinary course of our business, we are the subject of, or party to, various pending or threatened legal actions. We believe that any liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flows.

As disclosed in prior filings, in May and June 2001, a former employee, Matthias Bussmann, sent correspondence to us claiming, among other things, that our Chief Executive Officer and our Executive Vice President breached a promise relating to Dr. Bussmann’s compensation and misused their power to reward themselves while engaging in a scheme to oust Dr. Bussmann from the Company. Dr. Bussmann alleged that his claims form the basis for a claim of breach of fiduciary duty by those officers. The correspondence proposed settlement payments by us of up to $1.0 million in cash and the transfer of one million shares of common stock. We received no correspondence regarding this matter during the fourth quarter of 2001. While we believe the allegations set forth in Dr. Bussmann’s letters to us are without merit, we cannot predict the ultimate outcome of any litigation, should it be initiated.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Recent Market Prices

Our Class A common stock began trading under the symbol MLTC on the NASDAQ National Market System on June 21, 2001. Preceding June 21, 2001, there had been no public market for our common stock.

The markets for securities such as our common stock historically have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in our industry and the investment markets generally, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock.

The high and low bid prices for our Class A common stock as reported by the NASDAQ Stock Market for the periods indicated are as follows. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2001	High	Low
Second Quarter (1)	$14.74	$9.32
Third Quarter	$18.40	$4.31
Fourth Quarter	$ 8.33	$3.20

(1)	For the period from June 21, 2001 to June 30, 2001.

As of March 18, 2002 there were approximately 3,800 record holders of our Class A common stock and there were 4 record holders of our Class B common stock. On March 20, 2002 the last reported sale price of the Class A common stock on the Nasdaq National Market was $2.02 per share.

Our Class B common stock is not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and is automatically converted upon sale and most other transfers.

Dividend Policy

We have never declared or paid cash dividends on shares of its capital stock. We currently intends to retain all of its earnings, if any, for use in its business and in acquisitions of other businesses, products or technologies and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.    SELECTED FINANCIAL DATA

The statement of operations data set forth below for the years ended December 31, 2001, 2000, and 1999 and the balance sheet data as of December 31, 2001 and 2000 have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto). The selected financial data as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1998 and 1997 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission, or SEC.

	Year Ended December 31,
	1997	1998	1999	2000	2001
Statement of Operations Data:
Revenues:
Product	$94	$2,126	$19,383	$72,721	$130,468
Development	1,447	1,726	1,012	—	—

Total revenues	1,541	3,852	20,395	72,721	130,468

Cost of revenues:
Product and development	1,178	1,847	6,748	27,048	48,574
Inventory write down	—	—	—	—	8,788
Deferred stock compensation	—	—	19	834	2,051

Total cost of revenues	1,178	1,847	6,767	27,882	59,413

Gross profit	363	2,005	13,628	44,839	71,055

Operating expenses:
Research and development, excluding deferred stock compensation	650	2,219	8,779	24,624	54,741
Research and development—warrant issuance	—	—	—	6,375	—
Sales and marketing, excluding deferred stock compensation	190	349	2,292	7,130	17,387
General and administrative, excluding deferred stock compensation	266	391	1,767	7,611	11,795
Deferred stock compensation	—	344	803	6,076	9,895

Total operating expenses	1,106	3,303	13,641	51,816	93,818

Operating loss	(743)	(1,298)	(13)	(6,977)	(22,763)
Other income and expenses, net	(61)	(189)	56	1,561	953

Income (loss) before provision (benefit) for income taxes	(804)	(1,487)	43	(5,416)	(21,810)
Provision (benefit) for income taxes	1	1	19	(1,748)	(9,446)

Net income (loss)	$(805)	$(1,488)	$24	$(3,668)	$(12,364)

Accretion of redeemable convertible preferred stock to redemption value	—	—	48	95	24
Dividend related to warrant issuance	—	—	—	6,375	—

Net loss attributable to common shareholders	$(805)	$(1,488)	$(24)	$(10,138)	$(12,388)

Net loss per share basic and diluted	$(0.03)	$(0.05)	$—	$(0.34)	$(0.25)

Weighted average shares basic and diluted	30,000	30,000	30,000	30,000	49,989

	Year Ended December 31,
	1997	1998	1999	2000	2001
Deferred Stock Compensation:
Research and development	$—	$344	$216	$2,824	$5,287
Sales and marketing	—	—	31	537	2,021
General and administrative	—	—	556	2,715	2,587

Total	$—	$344	$803	$6,076	$9,895

	As of December 31,
	1997	1998	1999	2000	2001
Balance Sheet Data:
Cash and cash equivalents	$273	$303	$8,997	$29,159	$49,779
Short-term investments	—	—	—	—	42,903
Working capital (deficit)	(90)	(34)	15,108	41,648	98,531
Total assets	793	1,747	22,644	90,266	187,053
Long-term obligations, net of current	926	2,189	3,926	1,018	1,673
Redeemable convertible preferred stock	—	—	14,978	55,073	—
Total shareholders’ equity (deficit)	(856)	(1,995)	(714)	9,092	152,160

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under “Risk Factors” herein.

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

To date, we have generated a substantial portion of our revenues from a limited number of customers. During the year ended December 31, 2001, Tycom with 34% and Alcatel with 29% accounted for more than 10% of our revenues and four other customers each accounted for greater than 5% of our revenues. Our top three customers for the year ended December 31, 2000 were Lucent, Alcatel and Cisco, representing 34%, 28% and 11% of our revenues, respectively. A number of telecommunication service providers have announced plans to curtail the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for our products by communications equipment manufacturers, including these principal customers. Our revenues declined substantially in the fourth quarter of 2001, and we anticipate an additional, substantial decline in the first quarter of 2002. Due to general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. In particular, we expect our revenues to be lower and loss per share to be greater for fiscal 2002 than in fiscal 2001. We expect that in future periods our customer base will become less concentrated both generally and within our top three customers.

We have focused our initial sales and marketing efforts on North American and European communications equipment manufacturers. During the year ended December 31, 2001, we derived 76%, of our total revenues from communications equipment manufacturers in North America compared with 73% during the comparable period in 2000. We currently sell through our direct sales force in North America and Europe and through selected independent sales representatives in the United States, Canada, Germany, the United Kingdom, Italy, France, Israel, China, Korea and Japan. We have started to build an infrastructure to support an internal international sales force by opening sales offices in Canada, Italy, and United Kingdom. International revenues are denominated in U.S. dollars, which reduces our exposure to foreign currency risks. We expect international revenues to continue to account for a significant percentage of total revenues.

Revenues.    We recognize product revenues at the time of shipment. Our customers are not obligated by long-term contracts to purchase our products and can generally cancel or reschedule orders on short notice. The recent slowdown in the build-out of the communications infrastructure has caused our revenues to grow less rapidly than they otherwise would have. Our revenues declined in the fourth quarter of 2001, compared to the third quarter of 2001, and we recently announced that we expect our revenues to decline substantially in the first quarter of 2002, compared to the fourth quarter of 2001. In the ordinary course of business, we receive order cancellations and rescheduled shipments. To the extent possible, we pursue order cancellation fees from our customers. Depending upon the facts and circumstances surrounding these cancellation fees, the receipt of such fees may have an immediate impact on revenues in the period that such fees are collected or the fees may need to be deferred and then recognized as revenue over some future period. We cannot ensure that we will be able to collect an order cancellation fee for each order canceled and we cannot project how revenue will be affected by such fees.

Cost of Revenues.    Cost of revenues consists of component and materials cost, direct labor, deferred stock compensation relating to manufacturing labor, manufacturing, overhead costs and estimated warranty costs. We outsource substantially all of the fabrication and assembly, and a portion of the testing, of our products. Accordingly, a significant portion of our cost of revenues consists of payments to our third-party manufacturers. As revenues increase, we believe favorable trends should occur in manufacturing costs due to our ability to absorb overhead costs over higher volumes. However, there is a fixed component to cost of revenues, and the recently announced decline in our revenues in the first quarter of 2002, compared to the fourth quarter of 2001, will adversely effect our gross margins.

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

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing, customer service and application engineering support functions. We expect that sales and marketing expenses will decrease in 2002 in absolute dollar amounts as we reduce certain personnel and external sale representative costs offset by hiring additional sales personnel, initiate additional marketing programs, establish sales offices in additional domestic and international locations and expand our customer service and support organizations.

General and Administrative.    General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, facilities, information services, human resources, recruiting, professional fees and other corporate expenses. We expect that general and administrative expenses will decrease in 2002 in absolute dollar amounts as we continue to execute various cost reduction programs that were initiated in 2001 with the purpose of maximizing the leverage within general and administrative functions.

Deferred Stock Compensation.    In connection with the granting of stock options to our employees, officers and directors, we recorded deferred stock compensation. Deferred stock compensation represents the difference between the grant price and the fair value of the common stock underlying options granted during these periods. Deferred stock compensation is presented as a reduction of shareholders’ equity. We are amortizing our deferred stock compensation using the graded vesting method, in accordance with FASB Interpretation No. 28, over the vesting period of each respective option, generally four years. Based on our balance of deferred stock compensation as of December 31, 2001, we estimate our amortization of deferred stock compensation for each of the periods below to be as follows:

Amount
(in thousands)
Year Ending December 31,
2002	$ 9,147
2003	4,368
2004	1,567
2005	125

Total	$15,207

Approximately $2.3 million of the remaining amortization of deferred stock compensation will be charged to cost of revenues. Subsequent to our initial public offering, we did not issue any stock options that required the recognition of any deferred stock compensation.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2001 and 2000

Revenues.    Revenues increased to $130.5 million in 2001, compared with $72.7 million in 2000. The increase was due to higher unit volume shipments of integrated circuits, modules and higher-level assemblies to existing and new customers and the introduction of new products. Sales of modules and higher-level assemblies accounted for approximately 60% of revenues in 2001.

        Gross Profit.    Cost of revenues, including $2.1 million of deferred stock compensation, increased to $59.4 million in 2001, compared with $27.9 million in 2000. Gross profit as a percentage of revenues, or gross margin, decreased to 54% in 2001 compared with 62% in 2000. The decrease in gross margin was due predominantly to (i) increased deferred stock compensation of $1.2 million due to stock option grants to manufacturing employees coupled with increased manufacturing headcount and (ii) $8.8 million of charges to reduce inventories to their net realizable value and to record order cancellation charges due to our vendors. Included in the $8.8 million is a $4.3 million inventory write-down required as a result of a migration by certain of our customers from GaAs-based products to SiGe-based comparable products. This has resulted in cancellation of orders by certain customers, the most significant of which was by Alcatel’s submarine networks division, which has moved to a new design system more rapidly than expected, and certain other customers indicating that they will be utilizing SiGe products instead of GaAs products in the future. This inventory charge also includes a $3.4 million inventory write-down required as a result of order cancellations as a result of decreased spending by telecommunication service providers. Also included in this inventory charge is $0.6 million that relates to consigned inventories located at our finished goods suppliers. The charge is the result of inventory shrink and lower than expected production yields during the three months ended March 31, 2001 at these finished goods suppliers. We performed procedures to ensure that the entire charge is associated with the first quarter of 2001 including conducting a physical count of the consigned inventory during the fourth quarter of 2000. We identified this inventory shortage as our suppliers’ utilized consigned raw materials for the production of our products. As the consigned raw material inventory balance was reduced, we realized that a discrepancy existed between our perpetual records and the actual physical quantity on hand at our suppliers’ locations. We will no longer consign inventory to these suppliers as we are allowing these suppliers to purchase their own raw materials to manufacture our finished good products. This will improve cash flows by maintaining lower raw material inventory levels.

Excluding the impact of the $8.8 million inventory charge and of deferred stock compensation, gross margins would have been 63% in 2001 and 2000.

Research and Development.    Research and development expenses, excluding deferred stock compensation, increased to $54.7 million in 2001 compared with $24.6 million in 2000. As a percentage of revenues, research and development expenses increased to 42% in 2001 compared with 34% in 2000. The increase in both dollars and as a percent of revenues was due primarily to the addition of engineering personnel in the United States and three new research and development centers located within Europe and Israel as we continue the development of new products to support revenue growth, costs associated with a joint development agreement that we entered into during May 2000 and depreciation and amortization on research and development equipment and software purchased during late 2000 and early 2001. A significant portion of the 2001 research and development spending was on complex VLSI devices that perform critical edge framing and client aggregation functions and for high speed CMOS to drive integration of these functions across the entire line card. In addition, we are making investments in products that increase intelligence in the network core and reduce the power and size of 10  giga-bit line cards. We will continue to make investments at these levels in areas that we believe will provide future growth to ensure that we gain market share, increase our total available market and grow our competitive position in the market for optical transport hardware.

Stock based compensation expense associated with research and development increased $2.5 million due to stock option grants to engineering personnel coupled with increased headcount.

Sales and Marketing.    Sales and marketing expenses, excluding deferred stock compensation, increased to $17.4 million in 2001 compared with $7.1 million in 2000. As a percentage of revenues, sales and marketing expenses increased to 13% in 2001 compared with 10% in 2000. The increase in both dollars and as a percent of revenues was due primarily to the addition of sales and marketing and application engineering personnel as we have begun to expand our internal domestic and international sales force. Stock based compensation expense associated with sales and marketing increased $1.5 million due to stock option grants to sales and marketing personnel coupled with increased headcount.

General and Administrative.    General and administrative expenses, excluding deferred stock compensation, increased to $11.8 million in 2001 compared with $7.6 million in 2000. As a percentage of revenues, general and administrative were 9% in 2001 compared with 10% in 2000. The increase in dollars was due primarily to the addition of personnel in the latter half of 2000 and the associated payroll and related costs within the areas of senior management, finance and human resources. The decrease as a percentage of revenues is due to getting better leverage of such costs in 2001. There was no material change in stock-based compensation expense associated with general and administrative expenses.

Deferred Stock Compensation.    Operating expenses included amortization of deferred stock compensation of $9.9 in 2001 compared with $6.1 in 2000 due to a greater number of option grants to new and existing employees and a full year of amortization of deferred stock compensation associated with 2000 option grants.

Other Income and Expenses, Net.    Other income decreased to $1.0 million in 2001 compared with other income of $1.6 in 2000. The decrease was due primarily due to higher interest expense resulting from software and equipment financings during 2001 and $0.7 million of losses from our investment accounted for under the equity method of accounting.

Net Income (Loss).    Net loss increased to $12.4 million in 2001 compared with $3.7 million in 2000. The increase in net loss is predominantly due to the items discussed above including the inventory write-off, increased spending in the areas of research and development, sales and marketing and general and administrative and an increase in deferred stock compensation expense offset by an income tax benefit. The tax benefit was predominantly created as a result of our determination that the valuation allowance against our deferred tax assets was no longer necessary coupled with the current year net loss. We continue to believe that we will be able to realize the benefits of our deferred tax assets and have recorded a tax benefit in 2001. We have recorded the benefit associated with the increase in deferred tax assets, as we believe it is more likely than not that we will be able to generate sufficient taxable income in future periods to utilize such deferred tax assets. The utilization of our deferred tax assets depends heavily on projected taxable income in future years. If such taxable income is not recognized, we may be required to record a valuation allowance against all or a portion of such assets. We evaluate the recoverability of our deferred tax assets on a regular basis.

Years Ended December 31, 2000 and 1999

Revenues.    Revenues increased to $72.7 million in 2000, compared with $20.4 million in 1999. The increase was due to higher unit volume shipments of integrated circuits, modules and higher-level assemblies to existing and new customers and the introduction of new products. We recognized no development revenues in 2000, compared to $1.0 million of development revenues in 1999.

Gross Profit.    Cost of revenues, including $0.8 million of deferred stock compensation, increased to $27.9 million in 2000, compared with $6.8 million in 1999. Excluding deferred stock compensation, gross profit as a percentage of revenues, or gross margin, declined to 63% in 2000 compared with 67% in 1999. The decline was predominantly due to a contractual reduction in selling price during 2000 for an integrated circuit product that was first introduced in 1999 for a specific customer, offset by an absence of development revenues which have lower margins than our product revenues. In accordance with an agreement with the customer, the selling price was reduced as certain volume thresholds were attained. No further selling price reductions are required under this agreement. During 1999, gross margin for development revenues was 37%. No development revenues were recognized during 2000 and we do not expect development revenues to be material in the future. Gross profit including deferred stock compensation increased to $44.8 million in 2000 compared with $13.6 million in 1999 due to the items noted above coupled with increased deferred stock compensation charges. Stock based compensation expense associated with cost of revenues increased $0.8 million due to stock option grants to manufacturing employees coupled with increased manufacturing headcount.

Research and Development.    Research and development expenses, excluding deferred stock compensation, increased to $24.6 million in 2000, compared with $8.8 million in 1999. The increase was due primarily to the addition of engineering personnel and increased costs for engineering and design software. Research and development expenses as a percentage of revenues decreased in 2000 to 34%, compared with 43% in 1999. The decrease was attributable to a higher growth in revenues. Stock based compensation expense associated with research and development increased $2.6 million due to stock option grants to engineering personnel coupled with increased headcount.

Research and Development—Warrant Issuance.    We incurred a non-cash charge of $6.4 million related to a warrant issuance in 2000. This charge represents the fair value of a warrant issued to a third party in conjunction with a development agreement. This warrant is fully exercisable and non-forfeitable. We have expensed the value of this warrant because there is no third party performance required with respect to the warrant, and the activities underlying the development agreement relate to research and development efforts for which we cannot determine the benefit, if any, which may result.

Sales and Marketing.    Sales and marketing expenses, excluding deferred stock compensation, increased to $7.1 million in 2000, compared with $2.3 million in 1999. The increase was due primarily to the addition of sales and marketing personnel. Sales and marketing expenses as a percentage of revenues were 10% in 2000, compared with 11% in 1999. The decrease was a result of higher growth in revenues. Stock based compensation expense associated with sales and marketing increased $0.5 million due to stock option grants to sales and marketing personnel coupled with increased headcount.

General and Administrative.    General and administrative expenses, excluding deferred stock compensation, increased to $7.6 million in 2000, compared with $1.8 million in 1999. The increase was due primarily to the addition of personnel and the associated payroll and related costs within the areas of finance and human resources. General and administrative expenses as a percentage of revenues were 10% in 2000, compared with 9% in 1999. Stock based compensation expense associated with general and administrative expenses increased $2.2 million due to stock option grants to personnel in the areas of finance and human resources coupled with increased headcount.

Deferred Stock Compensation.    Operating expenses included amortization of deferred stock compensation of $6.1 million in 2000, compared with $0.8 million in 1999, due to a greater number of option grants to new and existing employees.

Other Income and Expenses, Net.    Other income increased to $1.6 million in 2000, compared with $57,068 in 1999. The increase was due primarily to increased interest income of $1.6 million related to higher cash and cash equivalent balances due primarily to the issuances of preferred stock from March to May 2000 offset by a $83,561 increase in interest expense resulting from realizing a full year of interest expense in 2000 on a capital lease entered into in late 1999 and interest expense on fixed asset additions financed in 2000 coupled with lower interest expense on the line of credit to a shareholder which was paid in full in May 2000.

Net Income (Loss).    Net loss increased to $3.7 million in 2000, compared with net income of $24,540 in 1999. The net loss was primarily due to increased deferred stock compensation of $6.1 million and expenses of $6.5 million associated with warrant issuances offset by an income tax benefit of $1.7 million. The provision for income taxes was not material during 1999 as we utilized a net operating loss carryforward to offset substantially all of our taxable income. The tax benefit in 2000 is the result of our recognizing a portion of our deferred tax assets because we believe that it is more likely than not that we will have sufficient income to utilize such assets.

Years Ended December 31, 1999 and 1998

Revenues.    Revenues increased to $20.4 million in 1999, compared with $3.9 million in 1998. The increase was due to increases in shipments of integrated circuits, modules and higher-level assemblies to existing and new customers and the introduction of new products. Development revenues declined to $1.0 million in 1999, compared with $1.7 million in 1998.

Gross Profit.    Cost of revenues, including $19,031 of deferred stock compensation, increased to $6.8 million in 1999, compared with $1.8 million in 1998. Gross margin increased to 67% in 1999, compared with 52% in 1998. The increase in gross margin in 1999 was due to increased sales of higher margin products relative to revenues associated with lower margin development contracts in 1998. Gross margin for product revenues increased to 68% in 1999, compared with 63% in 1998. The increase in product gross margin was due to the introduction of new products with higher gross margins. A decline in gross margin for development revenues to 37% in 1999, compared with 39% in 1998, partially offset product gross margin increases. There was no stock based compensation expense associated with cost of revenues during 1998 and $19,031 during 1999.

Research and Development.    Research and development expenses increased to $8.8 million in 1999, compared with $2.2 million in 1998. The increase was due primarily to the addition of engineering personnel and increased costs for engineering and design software. Research and development expenses as a percentage of revenues decreased in 1999 to 43%, compared with 58% in 1998, due primarily to higher growth in revenues during this period.

Sales and Marketing.    Sales and marketing expenses increased to $2.3 million in 1999, compared with $0.3 million in 1998. The increase was due primarily to the addition of personnel and related costs in the areas of sales, application engineering and marketing activities.

General and Administrative.    General and administrative expenses increased to $1.8 million in 1999 compared with $0.4 million in 1998. The increase was due primarily to the addition of human resources and administrative personnel and the relocation of our headquarters facility to Somerset, New Jersey.

Deferred Stock Compensation.    Amortization of deferred stock compensation increased to $0.8 million in 1999 from $0.3 million in 1998 due to a greater number of option grants made to new and existing employee predominantly in general and administrative functions.

Other Income and Expenses, Net.    Other income was $57,068 in 1999, compared with other expense of $188,417 in 1998. The increase was due primarily to increased interest income of $283,632 related to higher cash and cash equivalent balances due primarily to the issuance of preferred stock in June 1999 offset by a $38,147 increase in interest expense due primarily to higher interest on the line of credit to a shareholder which had a higher average outstanding balance during 1999.

Net Income (Loss).    Net income increased to $24,540 in 1999, compared with a net loss of $1.5 million in 1998. The decrease in the net loss was predominantly due to improved gross profit and an increase in other income offset by the expense increases discussed above.

Liquidity and Capital Resources

On June 21, 2001, we concluded our initial public offering of 9.2 million shares (including the underwriters’ over-allotment) at $9.00 per share. After deducting underwriters’ discount but before other offering costs such as legal, printing and accounting, we received net proceeds of $77.0 million. As of December 31, 2001, we had cash and cash equivalents and short-term investments of $92.7 million.

Cash provided by operating activities was $5.9 million and $0.6 million during 2001 and 2000, respectively. Net loss of $12.4 million includes non-cash charges of $9.3 million for depreciation and amortization, $11.9 million for amortization of deferred stock compensation and $0.7 million of equity losses in our equity investment offset by deferred tax benefits of $8.8 million. The improvement in cash provided by operating activities is due to improved accounts receivable collections and improved inventory management due to better materials management and by implementing a turn-key approach with several of our key suppliers.

Cash used in investing activities increased to $62.4 million in 2001 from $17.4 million in 2000. The increase was due to the purchase of $42.8 million of short-term investments as we maximize our investment income on idle cash, $17.6 million of property and equipment as we continue to invest in research and development, to an additional $1.7 million purchase in one of our existing non-marketable investments and a $0.3 million investment in a new non-marketable investment.

Cash provided by financing activities was $77.1 million in 2001 compared with $36.9 million in 2000. The increase in cash provided by financing activities is predominantly due to the completion of our initial public offering that provided us with net proceeds of $75.7 million. Also during 2001, we received proceeds from stock option exercises of $1.6 million and proceeds of $2.3 million from an equipment financing offset by an increase in debt payments and the purchase of treasury stock. During 2001, we secured financing through vendor financings for some of our equipment and software needs.

Cash and cash equivalents and short-term investments increased to $92.7 million at December 31, 2001 from $29.2 million on December 31, 2000 due to the proceeds from our initial public offering and cash provided by operations offset by the use of cash in investing activities discussed above.

We believe that our current cash position and anticipated funds from operations will satisfy our projected working capital and capital expenditure requirements through the end of 2002.

Recently Issued Accounting Pronouncements

In June and August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively. Statement No. 143, which is effective for us on January 1, 2003, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 144, which is effective for us on January 1, 2002, establishes a single accounting model for the accounting of a discontinued segment of a business as well as addresses significant implementation issues related to Statement 121. We do not expect that the adoption of these standards will have a material impact on our financial position, results of operations or cash flows.

In June 2001, the FASB, issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity method investments continues to apply. We do not expect that the adoption of these standards will have a material impact on our financial position, results of operations or cash flows. We currently do not have any business combinations in progress. As of December 31, 2001, we had $0.7 million of unamortized goodwill recorded resulting from one of our equity investments and no other intangibles being amortized. Effective January 1, 2002, we adopted Statement 142 and thus discontinued amortizing this goodwill whose annual amortization expense is less than $0.2 million.

Risk Factors

Our quarterly revenues and operating results have declined substantially and are expected to continue to decline because of a number of factors, any one of which could adversely affect our stock price.

Our revenues declined substantially in the fourth quarter of 2001, and we anticipate an additional, substantial decline in the first quarter of 2002. Due to general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. In particular, we expect our revenues to be lower and loss per share to be greater for fiscal 2002 than in fiscal 2001. Future fluctuations in operating results may be caused by a number of factors, many of which are outside our control. Factors that could affect our future operating results include the following:

•	the loss of major customers;

•	the reduction, rescheduling or cancellation of orders by any of our customers or prospective customers;

•	our ability to introduce new products and technologies on a timely basis;

•	the announcement or introduction of new products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	market acceptance of our products and of our customers’ products;

•	the ability of our customers to obtain components from their other suppliers;

•	fluctuations in manufacturing yields and inventory levels;

•	the availability of external foundry capacity, purchased parts and raw materials;

•	costs associated with acquisitions and the integration of acquired operations;

•	general communications and semiconductor industry conditions; and

•	general economic conditions.

In the quarter ended December 31, 2001, we implemented cost reductions in an effort to bring our expenses in line with our reduced revenue expectations. However, for at least the next several quarters, we do not expect that these measures will be sufficient to offset lower revenues, and as such, we expect to continue to incur net losses. In the past, we have recorded significant new product and process development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. These additional expenses will have a material and adverse effect on our results in future periods. The occurrence of any of the above-mentioned factors could have a material adverse effect on our business and on our financial results.

The market price for our Class A common stock has been volatile and future volatility could cause the value of an investment in our company to decline.

Our stock price has experienced significant volatility recently. In particular, our stock price declined significantly in the context of announcements made by us and other semiconductor suppliers of reduced revenue expectations and of a general slowdown in the technology sector, particularly the optical networking equipment sector. Given these general economic conditions and the reduced demands for our products that we have experienced recently, we expect that our stock price will continue to be volatile. In addition, the value of our company could decline due to the impact of any of the following factors, among others, upon the market price of our Class A common stock:

•	additional changes in financial analysts’ estimates of our revenues and earnings (losses);

•	our failure to meet financial analysts’ performance expectations; and

•	changes in market valuations of other companies in the semiconductor or fiber optic equipment industries.

In addition, many of the risks described elsewhere in this section could materially and adversely affect our stock price, as discussed in those risk factors. The stock markets have recently experienced substantial price and volume volatility. Fluctuations such as these have affected and are likely to continue to affect the market price of our common stock.

In the past, securities class action litigation has often been instituted against companies following periods of volatility and decline in the market price of such companies’ securities. If instituted against us, regardless of the outcome, such litigation could result in substantial costs and diversion of our management’s attention and resources and have a material adverse effect on or business, financial condition and results of operations. We could be required to pay substantial damages, including punitive damages, if we were to lose such a lawsuit.

A long lasting downturn in the communications equipment industry could negatively impact our revenues, profitability and cash flows.

We derive substantially all of our revenues from communications equipment manufacturers. The communications equipment industry, which is highly cyclical, is experiencing a significant downturn. This downturn has had a negative effect on the demand for our products. We cannot predict how long this downturn will last. A prolonged downturn will adversely affect or profitability and cash flows and will result in net losses and reduced cash balances for us. In addition, our need to continue investment in research and development during this downturn and to maintain extensive ongoing customer service and support capability constrains our ability to reduce expenses. We may not be able to generate sufficient cash to maintain our current spending levels if this downturn continues for an extended period of time.

A few customers account for a majority of our sales, and the loss of one or more key customers could significantly reduce our revenues and any profits.

Historically, a relatively small number of customers has accounted for a majority of our revenues. Our three largest customers accounted for approximately 71% of our revenues for the year ended December 31, 2001, 73% of our revenues in 2000 and 74% of our revenues in 1999. Our top three customers for the year ended December 31, 2001 were TyCom, Alcatel and Marconi, representing approximately 34%, 29% and 8% of our revenues, respectively. Our top three customers in 2000 were Lucent, Alcatel and Cisco, representing approximately 34%, 28% and 11% of our revenues, respectively. Our top three customers in 1999 were Lucent, Alcatel and TyCom, representing approximately 36%, 20% and 18% of our revenues, respectively. We anticipate that relatively few customers will continue to account for a significant portion of our revenues. A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers in any period could significantly reduce our revenues and any profits.

We have incurred net losses in the past and may incur net losses in the future.

We incurred net losses of $0.8 million in 1997 and $1.5 million in 1998. We had net income of $24,540 in 1999. We had net losses of $3.7 million in 2000 and $12.4 million in 2001. We expect to continue to incur amortization of deferred stock compensation and to increase our expenses for research and development in the next few years. Consequently, our ability to achieve and maintain profitability would be materially affected if we fail to significantly increase our revenues.

Declining activity in the build-out of the communications infrastructure and uncertainties in network service providers’ purchasing programs, as well as consolidation in the network service provider industry, may adversely affect our future business and operating results.

Our business prospects depend substantially on the continued build-out of the communications infrastructure. A number of network service providers have curtailed the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for our products by communications equipment manufacturers. This slowdown has caused our revenues and backlog to decline substantially. Our revenues declined in the fourth quarter of 2001, compared to the third quarter of 2001, and we recently announced that we expect our revenues to decline substantially in the first quarter of 2002, compared with fourth quarter of 2001. In addition, network service providers typically purchase network equipment pursuant to multi-year purchasing programs that may increase or decrease on a monthly basis as the providers adjust their capital equipment budgets and purchasing priorities. Network service providers’ further curtailment or termination of purchasing programs or decreases in capital budgets, including with respect to undersea cable transmission systems which constitute a significant portion of our sales, could materially and adversely affect our revenue and business prospects. This is particularly true if significant and unanticipated by us and our communications equipment manufacturer customers. Additionally, consolidation among network service providers may cause delays in the purchase of our products and a reexamination of strategic and purchasing decisions by these network service providers and our current and potential communications equipment manufacturer customers, including delaying the expansion of 10 Gb/s systems and the migration to 40 Gb/s systems, which could harm our business and financial condition.

We may not immediately benefit from a recovery in the communications equipment industry.

Our industry is currently experiencing a downturn due to a corresponding downturn in the communications equipment industry. We expect to be positively affected when the communications equipment industry begins to recover. However, some of our customers may have significant inventory on hand and a recovery in the communications equipment industry may not immediately benefit us. Our customers will first utilize their current inventory levels before placing orders with us. If our customers or potential customers are maintaining a substantial amount of inventory, it may take a significant period of time before we benefit from an improvement in the communications equipment industry. We attempt to estimate inventory levels at our customers but we cannot ensure that such estimates are materially accurate.

Our industry is subject to consolidation.

There has been a trend toward consolidation among companies in our industry for several years. We expect this trend toward industry consolidation to continue as communications integrated circuit companies attempt to strengthen or hold their positions in evolving markets. Consolidation may result in stronger competitors, which in turn could have a material adverse effect on our business, operating results, and financial condition. There has also been consolidation among communication equipment manufacturers which could reduce the quantity of systems into which we could sell, which in turn could have a material adverse effect on our business.

We sell substantially all of our products based on individual purchase orders, and we cannot predict the size or timing of our orders. Our failure to effectively plan production levels and inventory could materially harm our business and operating results.

We sell substantially all of our products based on individual purchase orders, rather than long-term contracts. As a result, our customers generally can cancel or reschedule orders on short notice and are not obligated to purchase a specified quantity of any product. For example, we had significant order cancellations during 2001. We cannot assure you that our existing customers will continue to place orders with us, that orders by existing customers will be repeated at current or historical levels or that we will be able to obtain orders from new customers. We cannot predict the size, timing or terms of incoming purchase orders; therefore, decreases in the number or size of orders or the development of customer orders with new terms may adversely affect our business and operating results.

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

Our success depends in part upon the continued service of our executive officers, particularly Dr. Richard N. Nottenburg, our President, Chief Executive Officer and Co-Chairman of the Board, and Dr. Jens Albers, our Executive Vice President and Co-Chairman of the Board. Neither Dr. Nottenburg nor Dr. Albers has an employment or non–competition agreement with us. The loss of either of these key individuals would be detrimental to our ongoing operations and prospects.

We will lose significant customer sales and may not be successful if customers and prospective customers do not qualify our products to be designed into their systems.

        Because our products must function as part of a larger system or network, our customers often undertake extensive qualification processes prior to placing large product orders. Once communications equipment manufacturers decide to use a particular supplier’s products or components, they incorporate those products or components into their system design, which are known as design-wins.

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

Our products are complex and are designed to be deployed in large quantities across sophisticated networks. Because of the nature of our products, they can only be fully tested when completely deployed in large networks with high amounts of traffic. Our customers may discover errors or defects in our products, or our products may not operate as expected, after they have been fully deployed. If our products have defects or do not operate as expected, we could experience:

•	loss of, or delay in, revenues and loss of market share;

•	loss of existing customers;

•	failure to attract new customers or achieve market acceptance for our products;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by our customers;

•	increased insurance costs; and

•	damage to our reputation and customer relationships.

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

The markets in which we compete are highly competitive. Our ability to compete successfully in our markets depends on a number of factors, including:

•	product time-to-market;

•	product performance;

•	product price;

•	product quality; product reliability;

•	success in designing and subcontracting the manufacture of new products that implement new technologies;

•	market acceptance of our competitors’ products;

•	efficiency of production; expansion of production of our products for particular systems manufacturers; and

•	customer support and reputation.

        We compete primarily against Agere, Applied Micro Circuits, Broadcom, Giga (acquired by Intel), Infineon, JDS Uniphase, Maxim, Mindspeed (a Conexant company), NEL, Nortel (microelectronics division), NTT Electronics, Philips, PMC-Sierra, Vitesse and various start-ups. Many of our competitors operate their own fabrication facilities and have longer operating histories and a greater presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, distribution, technical and other resources. As a result, our competitors may be able to adapt more quickly to new or emerging technologies, changes in customer requirements or devote greater resources to the promotion and sale of their products. In addition, our competitors may develop technologies that more effectively address the transmission of digital information through existing analog infrastructures at a lower cost, thereby rendering our products obsolete. Our competitors that have large market capitalizations or cash reserves are also better positioned than we are to acquire other companies, thereby obtaining new technologies or products. Any of these acquisitions could give our competitors a strategic advantage that could adversely affect our business, financial condition and results of operations.

Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances forged by competitors could emerge and rapidly acquire significant market share.

Our success is dependent upon our ability to timely develop new products and reduce costs.

Our operating results will depend largely on our ability to continue to introduce new and enhanced products on a timely basis. Successful product development and introduction depends on numerous factors, including, among others:

•	our ability to anticipate customer and market requirements and changes in technology and industry standards;

•	our ability to accurately define new products;

•	our ability to timely complete development of new products and bring our products to market on a timely basis;

•	our ability to differentiate our products from offerings of our competitors;

•	our ability to understand overall system and network architecture; and

•	overall market acceptance of our products.

Furthermore, we are required to continually evaluate expenditures for planned product development and to choose among alternative technologies based on our expectations of future market growth. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely and cost-effective manner, that our products will satisfy customer requirements or achieve market acceptance, or that we will be able to anticipate new industry standards and technological changes. We also cannot assure you that we will be able to respond successfully to new product announcements and introductions by competitors.

In addition, prices of established products may decline, sometimes significantly, over time. We believe that in order to remain competitive we must continue to reduce the cost of producing and delivering existing products at the same time that we develop and introduce new or enhanced products. We cannot assure you that we will be able to continue to reduce the cost of our products to remain competitive.

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

We often incur substantial research and development expenses for the development of products incorporating emerging process technologies. We make these substantial investments in the product design stage and prior to gaining access to these process technologies. Failure to gain access to these process technologies could prevent our products’ development and commercialization and materially harm our business.

Our future success depends in part on strategic relationships with certain of our customers. If we cannot maintain these relationships or if these customers develop their own solutions or adopt a competitor’s solutions instead of buying our products, our operating results would be adversely affected.

In the past, we have relied on our strategic relationships with certain customers who are technology leaders in our target markets. We intend to pursue and continue to form these strategic relationships in the future but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that typically involve significant technological challenges. Our partners frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our limited resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our strategic partners and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor’s solution for products that they currently buy from us. If that happens, our business, financial condition and results of operations could be materially and adversely affected.

We may need to make acquisitions in order to remain competitive in our market. Our business or the value of your investment could be adversely affected as a result of any potential acquisitions.

To compete effectively, we may find it necessary to acquire additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or effectively integrate the acquired business, products, technologies or personnel into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business will cause significant diversions of management’s time and resources. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, the value of your investment in our company could be significantly diluted. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, including proceeds from our initial public offering in June 2001. In addition, we may be required to amortize significant amounts of intangible assets in connection with future acquisitions, which could significantly reduce our operating and net income.

Our operating results are subject to fluctuations because of sales to foreign customers.

International sales accounted for approximately 24% of our revenues for the year ended December 31, 2001, 27% of our revenues in 2000 and 16% of our revenues in 1999. International sales may continue to account for a significant portion of our revenues, and as a result, we will be subject to certain risks associated with international sales, including:

•	changes in regulatory requirements;

•	increases in tariffs and other trade barriers;

•	timing and availability of export licenses;

•	political and economic instability;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental approvals for communications and other products;

•	foreign currency exchange fluctuations;

•	the burden of complying with a wide variety of complex foreign laws and treaties; and

•	potentially adverse tax consequences.

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

If we become subject to unfair hiring claims we could incur substantial costs in defending ourselves or our management’s attention could be diverted away from our operations.

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

We do not own or operate manufacturing facilities necessary for the production of most of our products. We rely on several outside foundries and other outsource partners for the manufacture and assembly of most of our products, and we expect this to continue for the foreseeable future. Finding alternative sources for these products will result in substantial delays in production and additional costs.

Our dependence upon third parties that manufacture, assemble, package or supply components for our products may result in:

•	lack of assured semiconductor wafer supply and reduced control over delivery schedules and quality;

•	the unavailability of, or delays in obtaining access to, key process technologies;

•	limited control over manufacturing yields and quality assurance;

•	inadequate capacity during periods of excess demand;

•	inadequate allocation of production capacity to meet our needs;

•	increased costs of materials or manufacturing services;

•	difficulties selecting and integrating new subcontractors;

•	limited warranties on wafers or products supplied to us;

•	inability to take advantage of price reductions; and

•	misappropriation of our intellectual property.

Any one of these factors could adversely affect our business.

While we believe we have good relations with our outside foundries and suppliers, we cannot be certain that we will be able to maintain these favorable relations. Additionally, because there is a limited number of foundries and suppliers that can produce our products, establishing relationships and increasing production with new outside foundries takes a considerable amount of time. Thus, there is no readily available alternative source of supply for our production needs. A manufacturing disruption, such as a raw material shortage, experienced by any of our outside foundries and suppliers could impact the production of some of our products for a substantial period of time. Our outside foundries’ and suppliers’ inability to increase their production capacity or to continue to allocate capacity to manufacture our components could also limit our ability to grow our business.

In addition, our internal manufacturing operations, though limited, are complex and subject to disruption due to causes beyond our control. The fabrication of integrated circuits is an extremely complex and precise process consisting of hundreds of separate steps. It requires production in a highly controlled, clean environment. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer or a number of other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer not to function.

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

If we are unable to commit to deliver sufficient quantities of our products to satisfy our customers’ needs, it may be difficult for us to attract new orders and customers or we may lose current orders and customers.

Our customers typically require that we commit to provide specified quantities of products over a given period of time. We may be unable to deliver sufficient quantities of our products for any of the following reasons:

•	our reliance on third-party manufacturers;

•	our limited infrastructure, including personnel and systems;

•	the limited availability of raw materials;

•	competing customer demands; and

•	transportation.

If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer’s anticipated needs, we may lose the order and the opportunity for significant sales to that customer and may be unable to attract new orders and customers.

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

Our failure to protect our intellectual property adequately could adversely affect our business, and patents obtained by our competitors may preclude us from certain product development.

Our intellectual property is critical to our ability to successfully design products for the optical networking systems market. We currently have one U.S. patent issued and 11 U.S. patent applications pending. We cannot assure you that our pending patent applications or any future applications will be approved. Further, we cannot assure you that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that if challenged, will be found to be valid or enforceable. Additionally, we cannot assure you that the patents of others will not have an adverse effect on our ability to do business. Furthermore, others may independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

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

Any litigation relating to the intellectual property rights of third parties, whether or not determined in our favor or settled by us, could be costly and could divert the efforts and attention of our management and technical personnel. In the event of any adverse ruling in any litigation, we could be required to:

•	pay substantial damages;

•	cease the manufacturing, use and sale of certain products;

•	discontinue the use of certain process technologies; and

•	obtain a license from the third-party claiming infringement, which might not be available on reasonable terms, if at all.

The communications industry is subject to U.S. and foreign government regulations that could harm our business. Our failure to timely comply with regulatory requirements, or obtain and maintain regulatory approvals, could materially harm our business.

The Federal Communications Commission, or FCC, has jurisdiction over the entire communications industry in the United States and, as a result, our products and our customers’ products are subject to FCC rules and regulations. Current and future FCC rules and regulations affecting communications services, our products or our customers’ businesses or products could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products in the future. Delays caused by our compliance with regulatory requirements could result in postponements or cancellations of product orders, which would harm our business, results of operations and financial condition. Further, we cannot be certain that we will be successful in obtaining or maintaining any regulatory approvals that may, in the future, be required to operate our business.

Failure to effectively manage growth could place a significant strain on our limited personnel and other resources and could adversely affect our business and operating results.

Our current organizational structure and systems are not adequate for our near-term growth plans. However, if substantial communications infrastructure spending begins to occur, we may be required to grow our organizational structure and systems significantly. To manage expanded operations effectively, we must continue to improve our operational, financial and management systems and successfully hire, train, motivate and manage our employees. In addition, the expansion of our manufacturing requirements and our ability to outsource our manufacturing needs in the future will require significant additional management, technical and administrative resources. We cannot be certain that we will be able to effectively manage any required growth.

Our business is subject to environmental regulations.

We are subject to various governmental regulations related to toxic, volatile and other hazardous chemicals used in our manufacturing process. If we fail to comply with these regulations, this failure could result in the imposition of fines or in the suspension or cessation of our operations. Additionally, we may be restricted in our ability to expand operations at our present locations, or we may be required to incur significant expenses to comply with these regulations.

If a significant number of shares become available for sale and are sold in a short period of time, the market price of our stock could decline.

The lock-up agreements in effect as of our initial public offering in June 2001 expired in December 2001. If our shareholders now sell substantial amounts of our common stock in the public markets, the market price of our stock could be materially adversely affected. Following the expiration of these agreements, approximately 55 million shares, as well as additional shares issuable upon exercise of options, became immediately eligible for sale in the public market, subject to certain exceptions.

In addition, under certain investors’ rights agreements, some of our current shareholders have “demand” and/or “piggyback” registration rights in connection with future offerings of our common stock. “Demand” rights enable shareholders to demand that their shares be registered and may require us to file a registration statement under the Securities Act at our expense. “Piggyback” rights require us to notify the shareholders of our stock if we propose to register any of our securities under the Securities Act, and grant such shareholders the right to include their shares in the registration statement. Registration of these additional shares would make them generally available to be sold in the public market.

Certain of our directors, executive officers and their affiliates can control the outcome of matters that require the approval of our shareholders, and accordingly we will not be able to engage in certain transactions without their approval.

We currently have 47,185,391 shares of Class A common stock outstanding, with each share entitling the holder to one vote. We currently have 27,000,000 shares of Class B common stock outstanding, each of which entitles the holder to ten votes. All of the Class B common stock is held by officers, directors or other persons or entities owning 5% or more of the outstanding shares of our common stock.

Our executive officers, directors and their affiliates beneficially own approximately 50.4% of our outstanding common stock and 56.3% of the total voting control held by our shareholders. In particular, Dr. Richard Nottenburg, as a result of his stock ownership and a voting trust agreement with Dr. Jens Albers, alone controls approximately 48.1% of the outstanding voting power of our capital stock. In addition, persons and entities owning more than 5% of our outstanding shares of common stock, in the aggregate, control 88.2% of the outstanding voting power of our capital stock. As a result, our directors and 5% shareholders acting together have the ability to control all matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These shareholders may make decisions that are adverse to the interests of our other shareholders.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We develop and market our products in North America, Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Although we recognize our revenues in U.S. dollars, we incur expenses in currencies other than U.S. dollars.

Historically, we were exposed to fluctuations in the mark, lita and the Israeli shekel. During the year ended December 31, 2001, we opened sales offices in Canada, Italy and the United Kingdom and accordingly, and are now exposed to fluctuations in the Canadian dollar, Euro and British pound. The expenses of our foreign sales offices are not material. During the year ended December 31, 2001, total expenses denominated in these currencies were $18.3 million or 12% of total expenses before a benefit for income taxes. Expenses denominated in the mark and shekel represented approximately $10.3 million and $7.8 million, respectively, of foreign expenses. We expect that our foreign expenses will increase as we expand our research and development and sales efforts in foreign countries.

During 2000, we did not engage in currency hedging activities. During 2001, we entered into foreign forward contracts for 9.4 million Euros with a notional amount of $8.8 million. At December 31, 2001, we had outstanding foreign currency forward contracts with aggregate notional amounts of $2.0 million. The contracts mature throughout March 2002 and were entered into to hedge a portion of Euro and mark denominated expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Short-term Investments

At December 31, 2001, our investment portfolio included fixed and floating rate securities of $42.9 million. The maximum maturity of these investments is 12 months with an overall dollar-weighted maturity of the portfolio of less than six months. Fixed rate securities are subject to interest rate risk and will decline in value if interest rates increase whereas floating rate securities may produce less income than expected if interest rates decrease. Accordingly, our future investment income may not meet expectations as a result of interest rate fluctuations or a loss of principal may occur if we were to sell securities that have declined in market value as a result of interest rate fluctuations. As a result of the relatively short average maturity of the portfolio, an immediate 100 basis point increase in interest rates would not have a material impact on our financial condition, results of operations or cash flows.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the most critical accounting policies that are significantly affected by these estimates include allowance for doubtful accounts receivable, inventory reserves, valuation allowance for deferred tax assets, warranty accruals and related party transactions.

Allowance for doubtful accounts receivable.    Accounts receivable are reduced by a valuation allowance to estimate the amount that will actually be collected from our customers. Many of our customers have been adversely affected by reduced carrier spending and have been paying us slower than in the past and are attempting to negotiate longer payment terms. Our customers are aggressively managing their cash flows while other customers have virtually no cash flows and have filed for bankruptcy protection. If the financial condition of our customers were to materially deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Inventory reserves.    Inventories are stated at the lower of cost or market with cost being determined on the first–in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. If our estimate of future demand is not correct or if our customers place significant order cancellations, actual inventory reserves could materially differ from our estimate. We may also receive orders for inventory that has been fully or partially reserved. To the extent that the sale of reserved inventory has a material impact on our financial results, we will appropriately disclose such effects. Our inventory carrying costs are not material; thus we may not physically dispose of reserved inventory immediately.

Valuation allowance for deferred tax assets.    We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance, we cannot ensure that such future events will occur. In the event that we determine that we will not be able to realize all or portion of our deferred tax assets, an adjustment to reduce assets and increase deferred tax expense would be recorded.

Warranty accruals.    Our warranty costs are predominantly driven by product failure rates. Should actual failure rates differ from our estimates and vary significantly from historical trends, revisions in the estimated warranty liability would be required. We have also recently introduced many new products with no historical failure data. A material failure in a new product would materially affect the required warranty accrual.

Related party transactions.    We enter into transactions with some of our equity holders for various products used in both the manufacturing and research and development functions. We enter into these transactions as these parties are predominant, well-established suppliers in our industry for these products.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

The financial statements and related financial information required to be filed hereunder are indexed under Item 14 of this report and are incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from the information under the captions entitled “Election of Directors-Nominees,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 30, 2002.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Officer Compensation” in our definitive proxy statement to be filed with the SEC no later than April 30, 2002.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than April 30, 2002.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the information under the caption entitled “Transactions with Management and Others” in our definitive proxy statement to be filed with the SEC no later than April 30, 2002.

PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K

(a) 1. Financial Statements
Page
Report of Independent Auditors	F–1
Consolidated Balance Sheets as of December 31, 2001 and 2000	F–2
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999	F–3
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2001, 2000 and 1999	F–4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	F–5
Notes to Consolidated Financial Statements	F–6

2.    Financial Statement Schedules.    Schedule II – Valuation and Qualifying Accounts for the three years ended December 31, 2001.

All other schedules are omitted because they are not applicable or are not required.

3.    Exhibits.    The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1*	Amended and Restated Articles of Incorporation of the Registrant, as amended
3.2*	Amended and Restated Bylaws of the Registrant
4.1*	Specimen Class A Common Stock certificate
9.1*	Amended and Restated Voting Trust Agreement dated March 8, 1999
10.1*	Form of Indemnification Agreement entered into by the Registrant and each of its directors and officers
10.2*	1998 Stock Option Plan, as amended
10.3*	1999 Stock Option Plan, as amended
10.4*	2000 Stock Incentive Plan, as amended
10.5*	2000 Employee Stock Purchase Plan, as amended
10.6*	Amended and Restated Investors Rights Agreement, dated March 31, 2000, among the Registrant and the shareholders named therein, as amended
10.7*	Lease dated March 10, 1999, between the Registrant and Spieker Properties, L.P., as amended
10.8*	Facilities Use Agreement dated April 5, 1999, between the Registrant and TRW, Inc.
10.9*	Sublease Agreement dated August 1999, between the Registrant and IMS Health Incorporated
10.10*	Lease Agreement dated November 18, 1999, between the Registrant and First Industrial, L.P.
10.11*	Master Lease Agreement dated September 14, 1999, between the Registrant and Imperial Bank Equipment Leasing, a Division of Imperial Bank
10.12*+	Supply Agreement dated June 29, 1997, between the Registrant and TRW, Inc., as amended
10.13*+	Semiconductor Development Agreement dated May 18, 2000, between the Registrant and International Business Machines Corporation
10.14*+	Joint Development Agreement effective as of May 18, 2000, between the Registrant and International Business Machines
10.15*+	Development Agreement dated September 1, 1999, by and between the Registrant and Tyco Submarine Systems Ltd.
10.16*	Second Amendment to Lease dated October 12, 2000 by and between the Registrant and Spieker Properties L.P
10.17*+	Development and License Agreement dated as of May 25, 2001, by and between the Registrant and ASIP, Inc.
21.1*	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Accountants

* Incorporated	by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-47376).
+ Confidential	treatment has previously been granted by the Commission for certain portions of the referenced exhibit pursuant to Rule 406.
(b) Reports	on Form 8-K.

The Company filed the following current reports on Form 8-K during the quarter ended December 31, 2001:

Form 8-K filed on October 23, 2001 to announce the issuance of our press release that addressed third quarter 2001 earnings results (Item 9).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 22, 2002
MULTILINK TECHNOLOGY CORPORATION

By:	/s/ RICHARD N. NOTTENBURG
Richard N. Nottenburg Co-Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ RICHARD N. NOTTENBURG Richard N. Nottenburg	Co-Chairman of the Board, President and Chief Executive Officer (Principal Chief Executive)	March 22, 2002

/s/ ERIC M. Pillmore ErIC M. PILLMORE	Senior Vice President and Chief Financial Officer	March 22, 2002

/s/ JENS ALBERS Jens Albers	Co-Chairman of the Board and Executive Vice President	March 22, 2002

/s/ STEPHEN FORREST Stephen Forrest	Director	March 22, 2002

/s/ G. BRADFORD JONES G. Bradford Jones	Director	March 22, 2002

/s/ JAMES SCHNEIDER James Schneider	Director	March 22, 2002

/s/ JOHN WALECKA John Walecka	Director	March 22, 2002

/s/ EDWARD ZANDER Edward Zander	Director	March 22, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Multilink Technology Corporation

We have audited the consolidated financial statements of Multilink Technology Corporation and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 29, 2002 (included elsewhere in this Form 10–K). Our audits also included the financial statement schedule listed in Item 14 of this Form 10–K. This financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Parsippany, New Jersey
January 29, 2002

Independent Auditors’ Report

To the Board of Directors and Shareholders
Multilink Technology Corporation:

We have audited the accompanying consolidated balance sheets of Multilink Technology Corporation and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

Parsippany, New Jersey
January 29, 2002

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000
(in thousands, except for per share amounts)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$49,779	$29,159
Short-term investments	42,903	—
Accounts receivable, net of allowance for uncollectible accounts of $709 and $133 as of December 31, 2001 and 2000, respectively	19,849	13,771
Inventories	8,735	17,264
Prepaid expenses and other current assets	10,485	6,537

Total current assets	131,751	66,731

Property and equipment, net	28,160	17,765
Deferred income taxes	22,790	2,573
Other assets	4,352	3,197

Total assets	$187,053	$90,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,366	$10,987
Accrued expenses	20,506	11,288
Accrued warranty costs	1,293	785
Software and equipment financing—current portion	1,995	685
Lease obligations—current portion	1,060	636
Income taxes payable	—	702

Total current liabilities	33,220	25,083

Lease obligations—net of current portion	221	773
Software and equipment financing—net of current portion	1,452	245

Commitments and contingencies
Redeemable convertible preferred stock:
Series A: $.0001 par value; 9,000 share authorized; no shares issued and outstanding as of December 31, 2001; 1,712 issued and outstanding as of December 31, 2000	—	15,073
Series B: $.0001 par value; 1,000 shares authorized; no shares issued and outstanding as of December 31, 2001; 1,000 issued and outstanding as of December 31, 2000	—	40,000
Shareholders’ equity:
Common stock, $.0001 par value:
Class A: 200,000 shares authorized, 42,926 and 2,049 issued and outstanding at December 31, 2001 and 2000, respectively	4	—
Class B: 100,000 shares authorized; 28,000 issued and outstanding	3	3
Additional paid-in-capital	192,212	34,162
Deferred stock compensation	(15,207)	(12,601)
Accumulated deficit	(24,851)	(12,487)
Accumulated other comprehensive income (loss)	117	15
Treasury stock	(118)	—

Total shareholders’ equity	152,160	9,092

Total liabilities and shareholders’ equity	$187,053	$90,266

See accompanying notes to consolidated financial statements.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2001, 2000 and 1999
(in thousands, except for per share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenues
Product	$130,468	$72,721	$19,383
Development	—	—	1,012

Total revenues	130,468	72,721	20,395

Cost of revenues
Product	48,574	27,048	6,114
Development	—	—	634
Inventory write down and related charges	8,788	—	—
Deferred stock compensation	2,051	834	19

Total cost of revenues	59,413	27,882	6,767

Gross profit	71,055	44,839	13,628

Operating expenses:
Research and development, excluding deferred stock compensation	54,741	24,624	8,779
Research and development—warrant issuance	—	6,375	—
Sales and marketing, excluding deferred stock compensation	17,387	7,130	2,292
General and administrative, excluding deferred stock compensation	11,795	7,611	1,767
Deferred stock compensation	9,895	6,076	803

Total operating expenses	93,818	51,816	13,641

Operating loss	(22,763)	(6,977)	(13)
Other income and expenses
Interest expense	(428)	(310)	(227)
Other income, net (including $671 of equity losses in affiliate during 2001)	1,381	1,871	283

Income (loss) before provision (benefit) for income taxes	(21,810)	(5,416)	43
Provision (benefit) for income taxes	(9,446)	(1,748)	19

Net income (loss)	(12,364)	(3,668)	24
Accretion of redeemable convertible preferred stock to redemption value	24	95	48
Dividend related to warrant issuance	—	6,375	—

Net loss attributable to common shareholders	$(12,388)	$(10,138)	$(24)

Net loss per share basic and diluted	$(0.25)	$(0.34)	$0.00

Weighted average shares of common stock basic and diluted	49,989	30,000	30,000

The composition of the amortization of deferred stock compensation is as follows:
Research and development	$5,287	$2,824	$216
Sales and marketing	2,021	537	31
General and administrative	2,587	2,715	556

Total:	$9,895	$6,076	$803

See accompanying notes to consolidated financial statements.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2001, 2000 and 1999
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 1999			30,000	$3	$630	$(155)	$(2,468)	$(5)		$(1,995)
Warrants issued in connection with the Series A preferred stock financing					331					331
Warrants issued in connection with equipment financing					131					131
Deferred stock compensation					6,033	(6,033)				—
Amortization of deferred stock compensation						822				822
Accretion of redeemable convertible preferred stock					(48)					(48)
Comprehensive income:
Net income							24			24
Other comprehensive income—Foreign currency translation adjustment								20		20

Comprehensive income										44

BALANCE, DECEMBER 31, 1999			30,000	3	7,077	(5,366)	(2,444)	15		(715)
Conversion of Class B common stock to Class A common stock	2,000	—	(2,000)	—						—
Stock option plan transactions including related income tax benefit	49	—			116					116
Deferred stock compensation					14,145	(14,145)				—
Amortization of deferred stock compensation						6,910				6,910
Accretion of redeemable convertible preferred stock					(95)					(95)
Warrant issuances					6,544					6,544
Dividend related to warrant issuances					6,375		(6,375)			—
Comprehensive income:
Net loss							(3,668)			(3,668)
Other comprehensive loss – Foreign currency translation adjustment										—

Comprehensive loss										(3,668)

BALANCE, DECEMBER 31, 2000	2,049	—	28,000	3	34,162	(12,601)	(12,487)	15		9,092
Stock option plan transactions including related income tax benefit	1,807				4,887					4,887
Issuance of common stock	9,200	1			74,562					74,563
Conversion of preferred stock to common	27,116	3			55,094					55,097
Warrant exercises including related income tax benefit	2,023				8,979					8,979
Deferred stock compensation					9,730	(9,730)				—
Amortization of deferred stock compensation						11,946				11,946
Issuance of restricted stock	731				4,822	(4,822)				—
Accretion of redeemable convertible preferred stock					(24)					(24)
Purchase of treasury stock, at cost									(118)	(118)
Comprehensive income:
Net loss							(12,364)			(12,364)
Other comprehensive income:
Foreign currency translation adjustment								(18)		(18)
Unrealized gain on available-for-sale securities								133		133
Cash flow hedge reclassification adjustments								(13)		(13)

Comprehensive loss										(12,262)

BALANCE DECEMBER 31, 2001	42,926	$4	28,000	$3	$192,212	$(15,207)	$(24,851)	$117	$(118)	$152,160

See accompanying notes to consolidated financial statements.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001, 2000 and 1999
(in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(12,364)	$(3,668)	$24
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Warrant issuances	—	6,544	—
Depreciation and amortization	9,289	2,648	293
Deferred stock compensation	11,946	6,910	822
Deferred income taxes	(8,782)	(5,728)	—
Equity losses in affiliate	671	—	—
Interest expense on line of credit from shareholder	—	61	227
Other	88	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,078)	(8,610)	(4,555)
Inventories	8,530	(12,262)	(4,634)
Prepaid expenses and other current assets	(2,944)	(3,037)	(316)
Other assets	184	(438)	(275)
Accounts payable	(3,507)	8,296	1,842
Accrued expenses	9,070	8,617	744
Accrued warranty costs	507	531	70
Billings in excess of costs and estimated earnings on uncompleted contracts, net	—	—	(62)
Income taxes payable	(702)	798	—

Net cash provided by (used in) operating activities	5,908	662	(5,820)

Cash flows from investing activities:
Purchases of property and equipment	(17,594)	(15,036)	(695)
Purchase of non-marketable securities	(2,010)	(2,389)	—
Purchase of marketable securities	(42,772)	—	—

Net cash used in investing activities	(62,376)	(17,425)	(695)

Cash flows from financing activities:
Issuance of common stock, net	75,653	—	—
Payments on lease obligations and software and equipment financing	(2,238)	(622)	(46)
Proceeds from stock option exercises	1,551	—	—
Proceeds from equipment financing	2,257	—	—
Treasury stock purchase	(118)	—	—
Issuance of preferred stock, net	—	37,551	15,261

Net cash provided by financing activities	77,105	36,929	15,215

Effect of exchange rate changes on cash	(17)	(4)	(5)

Net increase in cash and cash equivalents	20,620	20,162	8,695
Cash and cash equivalents, beginning of period	29,159	8,997	302

Cash and cash equivalents, end of period	$49,779	$29,159	$8,997

Supplemental disclosures of cash flow information - Cash paid during the period for:
Income taxes	$2,450	$3,169	$39
Interest	$428	$249	$4

See accompanying notes to consolidated financial statements.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND BASIS OF PRESENTATION

Multilink Technology Corporation and its subsidiaries (collectively, the “Company”) are in the business of designing, developing, and marketing high-bandwidth, advanced integrated circuits, modules and higher-level assemblies that enable next generation optical networking systems. The Company was incorporated in 1994, and is headquartered in Somerset, New Jersey. The Company has wholly-owned subsidiaries located in Canada, Germany, Israel, Italy, Lithuania and the United Kingdom.

On May 31, 2000, the Company’s board of directors approved a ten-for-one stock split. The Company’s consolidated financial statements have been retroactively adjusted to show the effect of this stock split for all periods presented.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Multilink Technology Corporation and all of its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-credit, quality institutions and limits the amount of credit exposure to any one institution. The Company’s accounts receivable arise from sales directly to customers. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit and provides allowances for estimated credit losses. To date the Company has not experienced any material credit losses. The following is a summary of the percentage of revenues from major customers:

	Year Ended December 31,
	2001	2000	1999
TyCom	34%	*	18%
Alcatel	29%	28%	20%
Lucent	*	34%	36%
Cisco	*	11%	*

*	Customer’s sales represented less than 10% of total sales in the respective period.

	December 31,
	2001	2000	1999
Customer gross accounts receivable as a percent of total gross accounts receivable:
Alcatel	33%	34%	29%
TyCom	25%	12%	23%
Nortel	20%	*	*
Ciena	14%	*	*
Lucent	*	21%	25%

*	Customer’s accounts receivable represented less than 10% of total gross accounts receivable in the respective period.

Foreign Currency Translation—Assets and liabilities of the Company’s subsidiaries whose functional currency is not the U.S. dollar, are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The aggregate effect of translating the financial statements of these subsidiaries into U.S. dollars is included as a separate component of accumulated other comprehensive income (loss) in the accompanying statement of shareholders’ equity (deficit).

Cash Equivalents—The Company classifies all highly liquid investments purchased with maturities of three months or less as cash equivalents.

Inventories—Inventories are stated at the lower of cost (first-in, first-out) or market.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment—Property and equipment are recorded at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the respective assets.

Research and Development—Research and development costs are expensed as incurred, except for engineering and design software, which is capitalized and amortized on a straight-line basis over the life of the software, which generally ranges from 3 to 5 years.

Impairment of Long-Lived Assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For purposes of estimating future cash flows from possibly impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Based upon the above described evaluation, the Company has concluded that its long-lived assets are not impaired.

Investments—Short-term investments represent marketable securities with readily determinable fair values. The Company’s short-term investments are classified and accounted for as available-for-sale securities and are reported at fair market value with the resulting net unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) in the accompanying statement of shareholders’ equity (deficit). The Company’s long-term investments are reported as other assets in the accompanying consolidated balance sheets. The Company’s long-term investments in which it does not have significant influence over the investee are accounted for at cost. The Company reviews such investments for any unrealized losses deemed to be other than temporary. The Company will recognize an investment loss currently when it deems that such unrealized losses are other than temporary.

The Company’s investment in which it has significant influence over the investee is accounted for in accordance with the equity method of accounting under which the consolidated results include the Company’s share of income or loss of such investee.

Revenue Recognition—Product revenue is recognized upon shipment. Development revenues are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation and amortization. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Warranty Costs—Substantially all of the Company’s products are sold with a one-year warranty. Development contract costs include a provision for estimated product warranties to be provided by the Company upon contract completion and product shipment. Estimated warranty costs for all other products are provided for upon shipment to customers.

Income Taxes—Deferred income tax assets and liabilities are computed annually based on enacted tax laws and rates for temporary differences between the financial accounting and income tax bases of assets and liabilities. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Equity-Based Compensation—The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, and Emerging Issues Task Force Consensus on Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company is amortizing deferred stock compensation using the graded vesting method, in accordance with Financial Accounting Standards Board Interpretation No. 28, over the vesting period of each respective option, which is generally four years.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Share of Common Stock—Basic net income or loss per share excludes dilution for potentially dilutive securities and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net income or loss per share when their inclusion would be antidilutive. A reconciliation between basic and diluted weighted average shares outstanding is as follows:

(Amounts in thousands)	December 31,
	2001		2000		1999
Weighted average shares outstanding, basic	49,989		30,000		30,000
Dilutive shares issuable in connection with stock plans	19,106		21,081		7,418
Dilutive shares issuable in connection with warrants granted	2,841		1,132		195
Conversion of preferred stock to common stock	12,880		24,226		9,452

Weighted average shares outstanding, diluted	84,816	*	76,439	*	47,065	*

* Since there was a loss attributable to common shareholders in these periods, the basic weighted average shares outstanding were used in calculating diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive. In 2001, 3,033,125 stock options were excluded from the computation of diluted shares outstanding due to their antidilutive effect.

Segments—The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products and services, geographic areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has determined that it conducts its operations in one business segment, the development and marketing of products that enable next generation optical networking systems.

Effects of Recent Accounting Pronouncements—In June and August 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively. SFAS No. 143, which is effective for the Company on January 1, 2003, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 144, which is effective for the Company on January 1, 2002, establishes a single accounting model for the accounting of a discontinued segment of a business as well as addresses significant implementation issues related to SFAS No. 121. The Company does not expect that the adoption of these standards will have a material impact on its financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity method investments continues to apply. The Company does not expect that the adoption of these standards will have a material impact on its financial position or results of operations. The Company currently does not have any business combinations in progress. As of December 31, 2001, the Company had $0.7 million of unamortized goodwill recorded resulting from one of its equity investments and no other intangibles being amortized. Effective January 1, 2002, the Company will adopt the provisions of SFAS 142 and discontinue amortizing this goodwill whose annual amortization expense is less than $0.2 million.

Derivative Financial Instruments—Effective January 1, 2001, the Company adopted SFAS No. 133, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of derivative transactions for which hedge accounting is applied. Depending on the nature of the underlying exposure being hedged, changes in the fair value of derivatives are recognized either in the statement of operations (no hedge or fair value hedge) or other comprehensive income (cash flow hedge). The ineffective portion of the change in fair value of the derivative is recognized in earnings. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policies. There was no cumulative effect of adopting SFAS No. 133 as of January 1, 2001 because the Company was not party to any derivatives as of that date.

Cash Flow Hedges—During January 2001, the Company began utilizing foreign currency forward contracts. The Company is exposed to market risk from changes in foreign currency exchange rates associated with forecasted foreign currency-denominated expenses. The Company uses foreign currency forward contracts designated as cash flow hedges to hedge this exposure and the fair value changes of the forward contracts related to the effective portion of the hedges are initially recorded as a component of other comprehensive income (loss). The Company utilizes these foreign currency forward contracts to hedge its variability in U.S. dollar cash flows associated with probable forecasted foreign inter-company Euro denominated expenses because the Company reimburses its German subsidiary for

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such expenses. Unrealized and realized gains and losses on cash flow hedges accumulate in other comprehensive income and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Gains and losses on derivatives that are terminated prior to their maturity are also reclassified into earnings when the underlying hedged items impact earnings, unless it is no longer probable that the hedged forecasted transaction will occur, whereby such gains and losses are recognized immediately in earnings. The Company hedges forecasted exposures up to 12 months in the future. For the year ended December 31, 2001, hedge ineffectiveness associated with instruments designated as cash flow hedges was not significant. For the year ended December 31, 2001, net losses of $0.4 million were reclassified into earnings as an adjustment to research and development expense. These net losses were offset by gains and losses on the transactions being hedged. At December 31, 2001, less than $0.1 million of net derivative gains/losses included in other comprehensive income (loss) will be reclassified into earnings within twelve months from that date. The unrealized amounts in other comprehensive income (loss) will fluctuate based on changes in fair value of open contracts at each reporting period. At December 31, 2001, the Company’s liability of less than $0.1 million relating to these forward contracts is included in accrued expenses in the accompanying consolidated balance sheet.

Reclassifications—Certain prior year amounts have been reclassified in order to conform to the current year presentation.

3.	BALANCE SHEET DETAIL

Short-Term Investments

The Company’s investments consist primarily of investment grade marketable debt securities, all of which are classified as available-for-sale and are recorded at fair value. The following is a summary of current available-for-sale marketable securities at December 31, 2001:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Government & agency obligations	$18,795	$31	$(2)	$18,824
Other debt securities	22,683	105	(12)	22,776

Total debt securities	41,478	136	(14)	41,600
Certificate of deposits	1,303	—	—	1,303

Total available-for-sale securities	$42,781	$136	$(14)	$42,903

The amortized cost and estimated fair value of current debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties:

	Amortized Cost	Estimated Fair Value
	(Amounts in thousands)
Due in one year or less	$41,478	$41,600
Due after one through five years	—	—

Total debt securities	$41,478	$41,600

During 2001, gross proceeds from available-for-sale securities were $6.4 million and gross realized gains and losses were not material.

Inventories

Inventories consisted of the following:

	December 31,
(Amounts in thousands)	2001	2000
Finished goods	$2,007	$2,736
Work-in-progress	1,577	5,993
Raw materials	5,151	8,535

Total	$8,735	$17,264

During the year ended December 31, 2001, the Company recorded a charge of $7.9 million to reduce inventories to their net realizable value. The significant components of this charge include $4.3 million relating primarily to order cancellations as customers are transitioning from certain Gallium Arsenide products to Silicon Germanium products and $3.4 million relating to order cancellations as a result of decreased carrier spending. In addition, $0.9 million was charged to cost of revenues as a result of order cancellation of supply contracts driven by the previously mentioned customer cancellations.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment, Net

Property and equipment consisted of the following:
	Estimated Useful Life	December 31,
	(Years)	2001	2000
	(Amounts in thousands)
Machinery and equipment	5	$23,231	$13,043
Furniture and fixtures	3	3,095	1,298
Leasehold improvements	Shorter of asset life or lease term	2,204	463
Software	2-5	10,330	5,486
Construction in progress		1,717	498

Total		40,577	20,788
Accumulated depreciation and amortization		(12,417)	(3,023)

Property and equipment, net		$28,160	$17,765

Property leased under capital leases (which is included in property and equipment in the accompanying balance sheets) consisted of the following:

	December 31,
	2001	2000
	(Amounts in thousands)
Machinery and equipment	$2,034	$2,092
Furniture and fixtures	558	—

Total	2,592	2,092
Accumulated amortization	(1,263)	(860)

Capital leased property, net	$1,329	$1,232

Accrued Expenses

Accrued expenses consisted of the following:
	December 31,
	2001	2000
	(Amounts in thousands)
Compensation, payroll taxes and related benefits	$8,174	$3,255
Materials	2,934	2,864
Other	9,398	5,169
Total	$20,506	$11,288

4.         CAPITALIZATION

Initial Public Offering—On June 26, 2001, the Company completed an initial public offering of 9.2 million shares (including exercise of the underwriters’ over-allotment option) of its Class A common stock. Since the public offering was a “qualified public offering” as defined in the Series A and B redeemable convertible preferred stock agreements, the 2.7 million outstanding shares of the Company’s Series A and B preferred stock were converted into 27.1 million shares of Class A common stock. The 500,000 Series B convertible preferred stock warrants outstanding prior to the public offering converted automatically into warrants to purchase 5.0 million shares of the Company’s Class A common stock, 2.7 million of which were exercised as described in Note 5.

Preferred Stock Financing—In May 2000, the Company completed a 1.0 million share, Series B convertible preferred stock offering for $40 per share, or gross proceeds of $40 million. Each share of the Series B convertible preferred stock automatically converted into ten shares of Class A common stock upon the closing of the Company’s initial public offering. In conjunction with the Series B

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offering, the Company issued 2.5 million warrants exercisable at $4 per share to Series A preferred shareholders. Such grant was made in accordance with the original terms of the preferred stock investors’ rights agreement and the value of the warrants at the date of grant ($6.4 million), as determined by an independent appraisal, has been treated as a dividend.

In June 1999, the Company issued 1.7 million shares of Series A redeemable convertible preferred stock to an institutional investor for $9 per share, or proceeds of $14.9 million, net of $0.4 million in offering costs. Each share of the Series A redeemable convertible preferred stock automatically converted into ten shares of Class A common stock upon the closing of the Company’s initial public offering.

Capital Reorganization—Effective February 26, 1999, the Board of Directors amended the Company’s articles of incorporation to reorganize its capital structure by authorizing three classes of stock designated, respectively, as “Class A common stock,” “Class B common stock” and “preferred stock.” Under the amended articles, the total number of shares of stock the Company is authorized to issue is 310 million shares. 200 million shares are Class A common stock, par value $.0001 per share; 100 million shares are Class B common stock, par value $.0001 per share: and 10 million shares are preferred stock, par value $.0001 per share.

Upon the adoption of the restated articles of incorporation, each outstanding share of common stock (15,000 shares, par value $1 per share) was converted into 2,000 shares of Class B common stock. The accompanying consolidated financial statements have been adjusted to give effect for the capital reorganization and conversion for all periods presented.

Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the shareholders of the corporation. Each share of Class B common stock entitles the holder to 10 votes on all matters submitted to a vote of the shareholders of the corporation. Subject to the preferences that may be applicable to preferred stock outstanding at the time, upon liquidation, dissolution, or winding up of the corporation, all of the remaining assets of the Company to be distributed will be distributed ratably to the holders of Class A and B common stock in proportion to the amount of stock owned by each holder.

5.    STOCK INCENTIVE PLANS AND WARRANTS

Stock Incentive Plans

Stock Options—Effective with the Company’s initial public offering in June 2001, the Company’s 2000 Stock Incentive Plan (the “Plan”) became the successor to the 1998 and 1999 stock option plans and no further options were granted under the 1998 plan or the 1999 plan. The Plan has five separate components:

•
The discretionary option grant program, under which the compensation committee may grant (1) non-statutory options in the Company’s Class A common stock to employees, non-employee board members and consultants at an exercise price not less than 85% of the fair market value of those shares on the grant date and (2) incentive stock options in the Company’s Class A common stock to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date;

•
The stock issuance program, under which eligible individuals may be issued Class A common stock directly upon the attainment of performance milestones or the completion of a specified period of service or as a bonus for past services;

•
The salary investment option grant program, under which the Company’s executive officers and other highly compensated employees may be given the opportunity to apply a portion of their base salary each year to the acquisition of special below-market option grants;

•
The automatic option grant program, under which option grants will automatically be made at periodic intervals to eligible non-employee board members to purchase Class A common stock at an exercise price equal to 100% of the fair market value of those shares on the grant date; and

•
The director fee option grant program, under which the Company’s non-employee board members may be given the opportunity to apply a portion of any retainer fee otherwise payable to them in cash each year to the acquisition of special below-market option grants.

No options were issued pursuant to the salary investment option grant, automatic option grant or director fee option grant programs under the Plan.

The Company has authorized up to 49,286,606 shares of its Class A common stock for issuance under the Plan. The share reserve under the Plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2002, by an amount equal to four percent of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 5 million shares and in no event will the total number of Class A common stock in the share reserve (as adjusted for all such annual increases) exceed 100 million shares.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Generally, options vest under the straight-line basis over periods of four or five years and expire 10 years from the grant date. When the exercise price of employee stock options issued equals the fair value of the underlying stock, no compensation expense is recorded. Compensation expense is recognized for the fair value of options granted to non-employees and to the extent the fair value of the underlying stock exceeds the exercise price of employee stock options. During 2001, 2000 and 1999, the Company issued employee common stock options with exercise prices less than the fair value of the underlying common stock. The Company recorded $9.7 million, $14.1 million and $6.0 million of the intrinsic value of such options as deferred stock compensation in 2001, 2000 and 1999, respectively. At December 31, 2001, $15.2 million of stock compensation is deferred as a component of shareholders’ equity and will be amortized to expense through 2005 as earned by the related employees.

A summary of the option transactions under the Plan follows:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Outstanding, January 1, 1999	2,700,000	$0.015	$0.00-$0.025
Granted	22,011,250	$0.393	$0.20-$0.707
Cancelled	(2,000,000)	$0.200	$0.20

Outstanding, December 31, 1999	22,711,250	$0.365	$0.008-$0.707
Granted	14,205,200	$3.060	$0.71-$5.75
Exercised	(48,750)	$0.400	$0.30-$0.55
Cancelled	(509,250)	$0.975	$0.30-$5.75

Outstanding, December 31, 2000	36,358,450	$1.405	$0.008-$5.75
Granted	8,726,500	$ 6.66	$4.17-$12.91
Exercised	(1,806,858)	$ 0.95	$0.008-$5.75
Cancelled	(1,747,399)	$ 4.79	$0.20-$12.91

Outstanding, December 31, 2001	41,530,693	$ 2.38	$0.008-$12.91

As of December 31, 2001, there were 5,900,305 shares available for future grant under the Plan.

Additional information regarding options outstanding as of December 31, 2001 is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Price
$0.008-$0.025	1,810,000	$ 0.02	6.7	1,510,000	$0.02
$0.20-$0.30	8,232,950	$ 0.20	7.1	4,011,450	$0.20
$0.55-$0.71	11,645,250	$ 0.58	7.8	5,582,333	$0.57
$1.35-$2.50	6,782,750	$ 1.84	8.4	1,922,388	$1.94
$3.90-$5.75	10,026,618	$ 5.31	8.8	1,671,688	$5.05
$6.60-$9.15	2,491,125	$ 7.18	9.8	2,625	$8.00
$11.50-$12.91	542,000	$12.77	9.6	—	$ —

	41,530,693	$ 2.38	8.1	14,700,484	$1.10

As permitted under SFAS No. 123, the Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for stock-based awards to employees. Pro-forma information regarding net income is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its stock-based awards to employees under the fair value method of that statement. The fair value of options granted during the years ended December 31, 2001, 2000 and 1999, as reported below has been estimated at the date of grant using the minimum value option pricing model with the following assumptions:

	Year Ended December 31,
	2001	2000	1999
Risk-free interest rate	4.5%	6.3%	6.8%
Dividend yield	—	—	—
Expected life (years)	3.9	6.5	7
Volatility	89%	65%	—

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predominantly all of the options granted during 2000 and 1999 were issued with an exercise price less than the fair value of the underlying stock. The weighted-average estimated fair value of employee stock options granted during 2000 and 1999 was $2.41 and $0.417 per share, respectively. The weighted-average estimated fair value of employee stock options granted during 2001 is as follows:

	Number of Shares	Weighted- Average Grant Price	Weighted- Average Fair Value
Options granted with grant price:
Less than market value on grant date	5,417,000	$5.76	$5.23
Equal to market value on grant date	3,309,500	$8.13	$5.34

Total	8,726,500	$6.66	$5.27

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro-forma information is as follows:

	Year Ended December 31,
	2001	2000	1999
	(Amounts in thousands)
Net loss attributable to common shareholders:
As reported	$(12,388)	$(10,138)	$(24)
Pro forma	$(33,272)	$(14,446)	$(574)
Net loss per share attributable to common shareholders:
As reported: Basic and diluted	$(0.25)	$(0.34)	$0.00
Pro forma: Basic and diluted	$(0.67)	$(0.48)	$(0.02)

The effects on pro-forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro-forma disclosures of future years.

Restricted Stock—During December 2001, the Company awarded to certain key employees 730,500 restricted Class A common shares. The awards are subject to certain vesting requirements. The value of such stock was established by the market price on the date of grant. Unearned deferred stock compensation of $4.8 million was recorded and will be amortized as stock based compensation expense over the vesting period, which is generally three years.

Stock Purchase Plan—In June 2001, the Company adopted the 2000 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) and reserved 2,071,652 shares of Class A common stock for issuance there under. Under this plan, the Company’s employees may elect payroll deductions ranging from 1% to 15% of cash earnings to be used for the purchase of Class A common stock. The purchase price under the Employee Stock Purchase Plan is 85% of the lower of the closing prices for the stock at the beginning of a twenty-four month offering period or the end of each six month purchase period. No compensation expense is recorded in connection with this plan. If the Company had elected to recognize the compensation cost based on the fair value of the employee’s purchase rights, the weighted average fair value of each purchase right granted in 2001 was $3.74. The assumptions used in estimating this fair value includes an interest rate of 4.5%, zero dividend yield, an expected life of one-half year and expected volatility of 100%.

Warrants

        In May 2000, the Company executed a Semiconductor Development Agreement (the “Agreement”) with a third party, which provides the Company with access to one or more of the third party’s semiconductor fabrication processes solely for the development of product prototypes. Upon the execution of the Agreement, the Company granted the third party a fully exercisable warrant to purchase (a) 250,000 shares of Series B preferred stock for $40 per share from the grant date through the date of the closing of a “Qualified Public Offering, as defined in the Agreement, or (b) 2.5 million shares of Class A common stock, from the date, if any, of a Qualified Public Offering, through May 2005 for $4 per share. Neither the Agreement nor the terms of the warrant requires the third party to meet any performance requirements or prohibit the third party from participating in other similar programs with other parties. As such, the warrant is not subject to any forfeiture for any reason. The Company has measured the value of the warrant at the date of grant at $6.4 million, by utilizing an independent appraisal. The Company has expensed the value of this fully exercisable, nonforfeitable warrant as a research and development expense in the accompanying 2000 statement of operations, since there is no third party performance required with respect to the warrant and the activities underlying the Agreement relate to research and development efforts for which the Company cannot determine the benefit, if any, which may result. Subsequent to the Company’s initial public offering, the 2.5 million warrants were exercised in a cashless transaction. The Company issued net 1.8 million Class A common shares in connection with this exercise and recorded a $9.0 million deferred tax asset that was recorded as an increase to additional paid-in capital for the tax effect of the difference in fair value between the grant date and exercise date.

Also during 2000, the Company granted 133,406 Class A common stock purchase warrants to certain third parties in exchange for legal and employee recruiting services. Each warrant was fully vested and exercisable on the grant date for one share of Class A common stock and will expire five years from the grant date. The weighted average exercise price of these warrants was $2.01. The fair

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the warrants was estimated at $0.2 million using the Black-Scholes option-pricing model and is reflected as a general and administrative expense in the consolidated statement of operations and an increase to additional paid-in capital.

In June 1999, the Company granted 516,670 Class A common stock purchase warrants to certain third parties in exchange for their services rendered in connection with the Series A preferred stock financing (see Note 4). The warrants were fully vested and exercisable on the grant date for $0.30 per option share into one share of Class A common stock and expire five years from the grant date. The fair value of the warrants was estimated at $0.3 million using the Black-Scholes option-pricing model and was reflected as a reduction in the proceeds from issuance of the Series A preferred stock and an increase in additional paid-in capital.

In September 1999, the Company granted 163,640 Class A common stock purchase warrants to secure a capital equipment lease with a bank (see Note 6). The warrants were fully vested and exercisable on the grant date for $0.55 per option share into one share of Class A common stock and expire five years from the grant date. The fair value of this warrant was estimated at $0.1 million using the Black-Scholes option-pricing model and was reflected as an increase in deferred financing fees and an increase in additional paid-in capital. The deferred financing fees are being amortized to other expense on a straight-line basis over the three-year term of the lease. During 2001, these warrants were exercised in a cashless transaction and the Company issued net 150,795 Class A common shares.

During 2000, 5.1 million warrants were granted with a weighted-average exercise price and weighted-average fair value of $3.95 and $2.52, respectively.

At December 31, 2001, there are 3.1 million Class A common stock purchase warrants outstanding with a weighted-average exercise price of $3.33. During 2001, no warrants were granted.

6.    COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its office facilities and certain equipment under operating lease agreements expiring at various dates through 2007. The Company’s future minimum rental payments are as follows:

(Amounts in thousands)
2002	$4,448
2003	3,659
2004	3,288
2005	3,049
2006	1,044
Thereafter	767

$16,255

Rental expense under operating leases was $5.7 million, $2.4 million and $0.5 million for the years ended December 31, 2001, 2000 and 1999.

Lease Obligations—The Company leases certain equipment under capital leases. The following is a schedule of future minimum lease payments under the leases together with the present value of the net minimum lease payments as of December 31, 2001 and the fiscal years thereafter (Amounts in thousands):

2002	$1,167
2003	230

Total minimum lease payments	1,397
Less amount representing interest	116

Present value of minimum lease payments	1,281
Less current portion of lease obligations	1,060

Long-term portion of lease obligations	$221

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software and Equipment Financing—During 2001 and 2000, the Company obtained vendor financing for software and equipment purchases in the amount of $2.4 million and $2.7 million, respectively. The vendor financing is collateralized by the underlying assets. The aggregate maturities of these financings for each of the five years subsequent to December 31, 2001 are as follows:

(Amounts in thousands)

2002	$1,995
2003	1,067
2004	213
2005	172
2006	—

Total software and equipment financing	3,447
Less current portion	1,995

Long-term software and equipment financing	$1,452

Supply Agreement—The Company purchases silicon wafer material and engineering services from a shareholder under the terms of a Supply Agreement, which was executed during 1997 (and amended in 1999) in connection with a Share Purchase Agreement with the shareholder. Under the terms of the Supply Agreement, as amended, which expire in December 2002, the Company is obligated to purchase certain minimum quantities of wafer material at various fixed prices. The Company has met all such commitments as of December 31, 2001. The Company purchased $9.5 million, $9.8 million and $4.4 million of materials and engineering services from the shareholder during the years ended December 31, 2001, 2000 and 1999, respectively.

Legal—The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that an ultimate liability arising from these actions will not have a material adverse effect on its financial position, results of operations or cash flows.

In May and June, 2001, a former employee and current shareholder sent correspondence to the Company claiming, among other things, that the Company’s Chief Executive Officer and Executive Vice President breached a promise relating to his compensation and misused their power to reward themselves while engaging in a scheme to oust him from the Company. The employee/shareholder alleged that his claims form the basis for a claim of breach of fiduciary duty by those officers. The correspondence proposed settlement payments by the Company of up to $1.0 million in cash and the transfer of one million shares of common stock. The Company received no further correspondence regarding this matter subsequent to June 2001.

While the Company believes the allegations set forth in the employee/shareholder’s correspondence to it are without merit, it cannot predict the ultimate outcome of any litigation, should it be initiated.

7.    FINANCIAL INSTRUMENTS

The Company is exposed to market risk from changes in foreign currency exchange rates associated with forecasted foreign currency-denominated expenses. The Company uses foreign currency forward contracts designated as cash flow hedges to hedge this exposure and the fair value changes of the forward contracts related to the effective portion of the hedges are initially recorded as a component of other comprehensive income. The Company utilizes these foreign currency forward contracts to hedge its variability in U.S. dollar cash flows associated with probable forecasted foreign inter-company Euro denominated expenses because the Company reimburses its German subsidiary for such expenses. At December 31, 2001, the Company had outstanding foreign currency forward contracts with aggregate notional amounts of $2.0 million. All contracts have been entered into with a major financial institution. The risk associated with these transactions is the cost of replacing these agreements, at current market rates, in the event of default by the counterparty. The Company believes the risk of incurring such losses is remote. The Company does not hold financial instruments for trading or speculative purposes.

The Company, using available market information and appropriate methodologies, has determined the estimated fair value of financial instruments. Considerable judgment is required in interpreting this information and developing these estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

Cash and short-term investments—All investments are considered available-for-sale and the carrying amount approximates fair value because of the short-term maturity of these instruments.

Long-term investments—It is not practicable to estimate the fair value of the Company’s long-term investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

Software and equipment financing—The fair values of the Company’s vendor financings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency forward contracts—The fair values of these financial instruments represents the amount at which the contracts could be settled based on quotes provided by the counterparty.

The carrying amounts and estimated fair values of financial instruments at December 31, 2001 and 2000 are as follows:

	Year Ended December 31,
	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in thousands)
Cash and short-term investments	$92,682	$92,682	$29,159	$29,159
Software and equipment financing	(3,447)	(3,687)	(930)	(930)
Foreign currency forward contracts	(1,940)	(1,940)	—	—

8.    INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2001	2000	1999
	(Amounts in thousands)
Current:
State	$1,678	$847	$1
Federal	9,205	2,808	18
Foreign	603	325	—

Total current	11,486	3,980	19

Deferred benefit	(18,328)	(7,021)	(351)
Valuation allowance	(2,604)	1,293	351

Total	$(9,446)	$(1,748)	$19

The effective income tax rate differs from the Federal statutory income tax rate applied to loss before income taxes due to the following:

	Year Ended December 31,
	2001	2000	1999
Federal statutory income tax rate	(35.0)%	(35.0)%	35.0%
State taxes net of Federal benefit	(3.3)	(8.6)	—
Meals and entertainment	0.2	0.4	17.2
Effect of foreign income tax, net	1.5	(4.0)	(26.1)
Research and development tax credits	—	(3.8)	(342.8)
Valuation allowance	(12.1)	24.5	363.7
Other	5.4	(5.5)	(3.1)

Total	(43.3)%	(32.0)%	43.9%

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net deferred income taxes consist of the following:

	December 31,
	2001	2000
	(Amounts in thousands)
Current deferred income tax assets:
Accounts receivable allowances	$290	$56
Accrued expenses	277	302
Inventory	3,234	1,472
Warrant expense	69	2,773
Valuation allowance	—	(1,448)

Total current deferred income tax assets	3,870	3,155

Non-current deferred income tax assets:
Net operating loss carryforwards	14,961	—
Tax credit carryforwards	232	—
Depreciation	590	472
Deferred stock compensation	6,773	3,239
Other	234	18
Valuation allowance	—	(1,156)

Total non-current deferred income tax assets	22,790	2,573

Net deferred income tax assets	$26,660	$5,728

The Company has $35.8 million and $41.4 million of Federal and state, respectively, net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards expire in 2021. The current deferred tax asset is included in prepaid expenses and other current assets in the consolidated balance sheet. At each period end, the Company assesses the recoverability of its deferred tax assets by reviewing a number of factors including operating trends, future projections and taxable income, to determine whether a valuation allowance is required to reduce such deferred tax assets to an amount that is more likely than not to be realized. At December 31, 2001 the Company has reviewed its deferred tax assets and believes that the valuation allowance reduces such assets to an amount that is more likely than not to be realized.

During 2001, deferred tax assets of $12.2 million were recorded as a credit to additional paid-in-capital as a result of employee stock option and warrant exercises.

Undistributed earnings of certain of the Company’s foreign subsidiaries, which are deemed to be permanently invested, aggregated to $0.9 million at December 31, 2001. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

9.    RELATED PARTY TRANSACTIONS

ASIP—During April 2001, the Company guaranteed a lease for ASIP, Inc (“ASIP”) (See Note 11). The guarantee is through December 31, 2005 provided that ASIP continues to meet all terms and conditions of the lease. The total remaining lease payments to be made by ASIP during the guarantee period are $1.3 million.

One of the Company’s directors is a founder and director of ASIP. Additionally, the Company’s President and Chief Executive Officer, and two of its directors, are each directors of ASIP.

In May 2001, the Company entered into a development and license agreement with ASIP, pursuant to which ASIP will design, develop and prototype certain optical components, and the Company will reimburse ASIP a maximum of $2.5 million of its development expenses and consign up to $3.5 million of equipment to ASIP, which ASIP will later have the option to purchase at its then depreciated value. The agreement also provides that the Company will enter into a supply agreement with ASIP upon ASIP’s successful completion and delivery of the component prototypes. During 2001, the Company paid research and development expenses of $0.6 million to ASIP and expended $2.2 million for capital equipment under this agreement.

IPAG—In September 2001, the Company entered into a development and license agreement with Innovative Processing AG (“IPAG”) (see Note 11) pursuant to which IPAG will design, develop and prototype certain optical components, and the Company will reimburse IPAG a maximum of $0.8 million of its development expenses and consign up to approximately $0.5 million of equipment to IPAG, which IPAG will later have the option to purchase at its then-depreciated value. The agreement also provides that the Company will enter into a supply agreement with IPAG upon IPAG’s successful completion and delivery of the component prototypes. During 2001, the Company paid research and development expenses of $0.6 million to IPAG and expended less than $0.1 million for capital items under this agreement.

Other—The Company purchases certain products from certain of its equity holders. During 2001, 2000, and 1999, purchases from such parties were $13.9 million, $10.7 million and $4.4 million, respectively. At December 31, 2001 and 2000, accounts payable to these parties was $1.2 million.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    GEOGRAPHIC INFORMATION

Revenues to geographic locations are as follows:

	2001		2000	1999
	(Amounts in Thousands)
North America		$98,719	$53,260	$17,154
Europe		31,578	19,356	3,179
Asia		171	105	62

Total		$130,468	$72,721	$20,395

Revenues to certain geographic locations within Europe are as follows:
Italy	$	*	$7,751	$1,065

France		$14,760	$9,129	$1,372

*	Country’s revenues represent less than 10% of total revenue in the respective period.

Substantially all identifiable assets are located in North America.

11.    LONG-TERM INVESTMENTS

In July 2000, the Company entered into a stock purchase and option agreement with ASIP, an optical device start-up entity, pursuant to which the Company purchased 1,666,667 shares of ASIP’s Series A voting and convertible preferred stock at an aggregate purchase price of $0.8 million which represented approximately 18% of ASIP’s outstanding voting stock. The Company was also granted an option to purchase, and the Company granted ASIP an option to require the Company to purchase upon the attainment of certain performance goals, 833,333 shares of ASIP’s Series B voting and convertible preferred stock at an aggregate purchase price of $1.7 million. In conjunction with this purchase, the Company received this option for no additional cost. Accordingly, such option is being carried at its historical cost since ASIP is not a public entity. The other investors in these transactions are also investors in the Company.

During January 2001, the Company exercised its option and purchased 833,333 shares of Series B voting and convertible preferred stock for $1.7 million. After this additional purchase, the Company owns approximately 21% of ASIP’s outstanding voting stock and began accounting for this investment under the equity method of accounting. ASIP’s 2000 results of operations were not material. Included in the carrying amount of the ASIP investment is goodwill of $0.9 million that was being amortized over five years. Amortization of goodwill will cease effective January 1, 2002 upon the adoption of FAS 142. The unamortized balance of goodwill at December 31, 2001 was $0.7 million. Goodwill amortization and the Company’s equity in ASIP’s losses for 2001 is included in other income in the accompanying consolidated statement of operations.

In July 2001, the Company entered into an investment agreement with the shareholders of IPAG, an optical components company located in Germany, pursuant to which the Company purchased 26,230 shares, or approximately 18%, of IPAG’s ordinary shares for an aggregate purchase price of $0.3 million. The Company’s Executive Vice President and Co-Chairman is a member of the Board of Supervisors of IPAG, and, in connection with his service on the board, this officer owns 2,500 of IPAG’s ordinary shares. In addition, this officer owns a 12.5% interest in AGITE! S.p.A. (“AGITE!”), an investment fund that has also invested in IPAG, and acts as a managing partner of AGITE!. AGITE! also purchased 24,770 shares of IPAG’s ordinary shares at the same price per share as the Company.

In October 2000, the Company entered into a stock purchase agreement with Internet Machines Corporation (“Internet Machines”), a privately-held optical device company, pursuant to which it purchased 320,671 shares of Internet Machines Series B voting and convertible preferred stock at an aggregate purchase price of $1.6 million. The Company’s purchase represents less than 1% of Internet Machines outstanding voting stock. The Company’s President and Chief Executive Officer, and one of its directors, are each directors of Internet Machines.

The above investments are included in other assets in the accompanying consolidated balance sheet.

12.    EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution plan, in which all of its U.S. employees may participate. Plan participants contribute up to 15% of their eligible compensation to the plan, subject to the statutorily prescribed annual limit. The Company intends the plan to qualify under Section 401(k) of the Internal Revenue Code so that contributions by employees to the plan, and income earned, if any, on plan contributions, are not taxable to employees until withdrawn from the plan. From the plan’s inception through March 31, 2000, the Company made matching contributions on behalf of the plan participants at the rate of 25% of participant contributions up to 6% of compensation. The plan was amended on April 1, 2000 for a change in the matching contribution rate to 50% of participant contributions up to 6% of compensation. During 2001, 2000 and 1999 the Company made matching contributions of $0.5 million, $0.2 million and less than $0.1 million, respectively.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    LINE OF CREDIT FROM SHAREHOLDER

The Company had a line of credit facility from a shareholder that provided for borrowings up to $2.0 million. The credit facility was provided to the Company pursuant to a Share Purchase Agreement executed in 1997. In connection with the Share Purchase Agreement, the Company’s then existing shareholders granted to the party providing the credit facility a share purchase option, which expired on October 31, 1998. The fair value of the option was estimated at $0.1 million and was reflected as a discount on borrowings under the line of credit agreement and an increase in additional paid-in capital. The discount was amortized to interest expense on a straight-line basis over the 16-month option period (through October 31, 1998). The fair value of the option of approximately $0.1 million was determined as the present value of the difference between expected future cash flows under the credit facility using the 6.0% interest rate implicit in the credit facility, compared to that using a 10.5% estimated market rate of interest. Outstanding borrowings under the credit facility accrued interest at 6.0%, compounded semiannually, through expiration of the share purchase option on October 31, 1998, upon which date the interest rate converted to a certain bank’s prime rate plus 2.0% (10.5 percent). Outstanding unpaid interest (which amounted $0.4 million as of December 31, 1999) was due on October 31, 2002. Borrowings under the credit facility were not guaranteed or collateralized. In connection with the Series B convertible preferred stock offering discussed in Note 4, $2.4 million of principal and interest outstanding under this credit facility as of such offering was forgiven by the shareholder as partial payment for the shareholder’s Series B convertible preferred stock.

14.    QUARTERLY INFORMATION

The following is a summary of certain unaudited quarterly financial information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands)
2001
Net Revenues	$31,068	$35,103	$37,603	$26,694
Gross Profit	14,347	21,937	23,690	11,081
Net income (loss)	(4,451)	(853)	1,375	(8,435)
Net income (loss) per share—basic	$(0.15)	$(0.03)	$0.02	$(0.12)
Net income (loss) per share—diluted	$(0.15)	$(0.03)	$0.01	$(0.12)
2000
Net Revenues	$12,347	$16,320	$18,680	$25,374
Gross Profit	7,502	10,146	11,468	15,723
Net income (loss)	371	(5,054)	(859)	1,872
Net income (loss) per share—basic	$0.01	$(0.38)	$(0.03)	$0.06
Net income (loss) per share—diluted	$0.01	$(0.38)	$(0.03)	$0.02

	Schedule II—Valuation and Qualifying Accounts
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions/ Write-offs	Balance at End of Period
Year Ended December 31, 2001:
Allowance for doubtful accounts	$132,570	$749,833	$—	$173,033	$709,370
Reserve for excess and obsolete inventory	3,616,646	9,042,730	—	1,940,169	10,719,207

	$3,749,216	$9,792,563	$—	$2,113,202	$11,428,577

Year Ended December 31, 2000:
Allowance for doubtful accounts	$51,000	$81,570	$—	$—	$132,570
Reserve for excess and obsolete inventory	—	3,616,646	—	—	3,616,646

	$51,000	$3,698,216	$—	$—	$3,749,216

Year Ended December 31, 1999:
Allowance for doubtful accounts	$51,000	$—	$—	$—	$51,000
Reserve for excess and obsolete inventory	—	—	—	—	—

	$51,000	$—	$—	$—	$51,000