Form 10-Q
period 2002-03-31
MULTILINK TECHNOLOGY CORP
filed 2002-05-14
CIK 1114068

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2002


                        Commission File Number: 000-31851


                        MULTILINK TECHNOLOGY CORPORATION
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           California                                     95-4522566
           ----------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

          300 Atrium Drive, 2/nd/ Floor, Somerset, New Jersey    08873
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

                                 Yes [X] No [_]

     As of May 8, 2002, the number of shares of the Registrant's common stock, $0.0001 par value per share, issued and outstanding, were: 47,569,358 shares of Class A Common Stock and 27,000,000 shares of Class B Common Stock.

================================================================================

                        MULTILINK TECHNOLOGY CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                                                       PAGE
                                                                                                                       ----
Item 1.    Financial Statements (unaudited):

           Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001.........................     1

           Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001.......     2

           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001.......     3

           Notes to Unaudited Financial Statements..................................................................     4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations....................     9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...............................................    29

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings........................................................................................    31

Item 2.    Changes in Securities and Use of Proceeds................................................................    31

Item 3.    Defaults Upon Senior Securities..........................................................................    31

Item 4.    Submission of Matters to a Vote of Security Holders......................................................    31

Item 5.    Other Information........................................................................................    31

Item 6.    Exhibits and Reports on Form 8-K.........................................................................    31

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except for per share amounts)
                                   (unaudited)

                                                                March 31,   December 31,
                                                                   2002         2001
                                                                   ----         ----
ASSETS
Current assets:
    Cash and cash equivalents ...............................   $  37,675    $  49,779
    Short term investments ..................................      53,572       42,903
    Accounts receivable, net ................................       7,802       19,849
    Inventories .............................................       7,966        8,735
    Prepaid expenses and other current assets ...............       7,886       10,485
                                                                ---------    ---------
         Total current assets ...............................     114,901      131,751
                                                                ---------    ---------
Property and equipment, net .................................      35,895       28,160
Deferred income taxes .......................................      29,194       22,790
Other assets ................................................       4,325        4,352
                                                                ---------    ---------
    Total assets ............................................   $ 184,315    $ 187,053
                                                                =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable ........................................   $   7,182    $   8,366
    Accrued expenses ........................................      19,075       20,506
    Accrued warranty costs ..................................       1,070        1,293
    Software and equipment financing--current portion .......       3,865        1,995
    Lease obligations--current portion ......................       1,844        1,060
                                                                ---------    ---------
         Total current liabilities ..........................      33,036       33,220
                                                                ---------    ---------
Lease obligations--net of current portion ...................          32          221
Software and equipment financing--net of current portion.....       5,493        1,452
                                                                ---------    ---------

Commitments and contingencies
Shareholders' equity:
    Common stock, $.0001 par value:
         Class A ............................................           5            4
         Class B ............................................           3            3
    Additional paid-in-capital ..............................     196,374      192,212
    Deferred stock compensation .............................     (14,679)     (15,207)
    Accumulated deficit .....................................     (35,342)     (24,851)
    Accumulated other comprehensive (loss) income ...........          (6)         117
    Shareholder loan ........................................        (483)          --
    Treasury stock, at cost .................................        (118)        (118)
                                                                ---------    ---------
         Total shareholders' equity .........................     145,754      152,160
                                                                ---------    ---------
         Total liabilities and shareholders' equity .........   $ 184,315    $ 187,053
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

                MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              --------------------
                                                                                2002        2001
                                                                              --------    --------
Total revenues ............................................................   $ 10,091    $ 31,068
                                                                              --------    --------
Cost of revenues
     Product ..............................................................      5,445      11,349
     Inventory write down and related charges .............................         --       4,895
     Deferred stock compensation ..........................................        564         477
                                                                              --------    --------
Total cost of revenues ....................................................      6,009      16,721
                                                                              --------    --------

Gross profit ..............................................................      4,082      14,347
                                                                              --------    --------
Operating expenses:
     Research and development, excluding deferred stock compensation ......     12,789      12,536
     Sales and marketing, excluding deferred stock compensation ...........      3,932       3,527
     General and administrative, excluding deferred stock compensation ....      2,398       2,946
     Deferred stock compensation ..........................................      2,213       2,580
                                                                              --------    --------
         Total operating expenses .........................................     21,332      21,589
                                                                              --------    --------

Operating loss ............................................................    (17,250)     (7,242)
Other income and expenses
     Interest expense .....................................................        (88)        (97)
     Other income (including $57 and $130 of equity losses in affiliate during the three months ended March 31, 2002 and 2001,
         respectively) ....................................................        479         212
                                                                              --------    --------

Loss before benefit for income taxes ......................................    (16,859)     (7,127)
Benefit for income taxes ..................................................     (6,368)     (2,676)
                                                                              --------    --------
Net loss ..................................................................    (10,491)     (4,451)
Accretion of redeemable convertible preferred stock to redemption value ...         --          24
                                                                              --------    --------
Net loss attributable to common shareholders ..............................   $(10,491)   $ (4,475)
                                                                              ========    ========

Net loss per share, basic and diluted .....................................   $  (0.15)   $  (0.15)
                                                                              ========    ========

Weighted average shares of common stock, basic and diluted ................     70,704      30,060
                                                                              ========    ========

The composition of the amortization of deferred
   stock compensation is as follows:
Research and development ..................................................   $  1,363    $  1,380
Sales and marketing .......................................................        271         422
General and administrative ................................................        579         778
                                                                              --------    --------
     Total ................................................................   $  2,213    $  2,580
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

                MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                 -----------------------
                                                                                    2002        2001
                                                                                 ----------  -----------
Cash flows from operating activities:
    Net loss .................................................................   $(10,491)   $ (4,451)
    Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
        Depreciation and amortization ........................................      2,942       1,802
        Deferred stock compensation ..........................................      2,777       3,057
        Deferred income taxes ................................................     (6,404)     (4,034)
        Equity losses in affiliate ...........................................         57         130
        Changes in working capital items, net ................................     11,152       1,301
        Other                                                                         199          24
                                                                                 --------    --------
          Net cash provided by (used in) operating activities ...............         232      (2,171)
                                                                                 --------    --------

Cash flows from investing activities:
    Purchases of property and equipment ......................................     (1,103)     (4,260)
    Purchases of non-marketable securities ...................................         --      (1,667)
    Purchases of marketable securities .......................................    (10,770)         --
                                                                                 --------    --------
     Net cash used in investing activities ...................................    (11,873)     (5,927)
                                                                                 --------    --------

Cash flows from financing activities:
    Proceeds from stock option exercises .....................................      1,076         355
    Payments on lease obligations and software and equipment
       financing .............................................................     (1,064)       (516)
    Shareholder loan .........................................................       (483)         --
                                                                                 --------    --------
        Net cash used in financing activities ................................       (471)       (161)
                                                                                 --------    --------

Effect of exchange rate changes on cash ......................................          8         (23)
                                                                                 --------    --------
Net decrease in cash and cash equivalents ....................................    (12,104)     (8,282)
Cash and cash equivalents, beginning of period ...............................     49,779      29,159
                                                                                 --------    --------
Cash and cash equivalents, end of period .....................................   $ 37,675    $ 20,877
                                                                                 ========    ========

Supplemental disclosures of cash flow information--Cash paid during the period for:
    Income taxes .............................................................   $     --    $  1,150
    Interest .................................................................   $     88    $     97

     See accompanying notes to condensed consolidated financial statements.

1.   BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consisting of normal recurring items considered necessary for the fair presentation have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

         The financial statements included herein have been prepared with the understanding that the users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         Derivative Financial Instruments - During the three months ended March 31, 2002, the company utilized foreign currency forward contracts. The Company is exposed to market risk from changes in foreign currency exchange rates associated with forecasted foreign currency-denominated expenses. The Company uses foreign currency forward contracts designated as cash flow hedges to hedge this exposure and the fair value changes of the forward contracts related to the effective portion of the hedges are initially recorded as a component of other comprehensive income. The Company utilizes these foreign currency forward contracts to hedge its variability in U.S. dollar cash flows associated with probable forecasted foreign inter-company Euro denominated expenses because the Company reimburses its German subsidiary for such expenses. Unrealized and realized gains and losses on cash flow hedges accumulate in other comprehensive income and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Gains and losses on derivatives that are terminated prior to their maturity are also reclassified into earnings when the underlying hedged items impact earnings, unless it is no longer probable that the hedged forecasted transaction will occur, whereby such gains and losses are recognized immediately in earnings. The Company hedges forecasted exposures up to 12 months in the future. For the three months ended March 31, 2002, hedge ineffectiveness associated with instruments designated as cash flow hedges was not significant. For the three months ended March 31, 2002, net losses of less than $0.1 million were reclassified into earnings as an adjustment to research and development expense. These net losses were offset by gains and losses on the transactions being hedged. At March 31, 2002, less than $0.1 million of net derivative gains/losses included in accumulated other comprehensive income will be reclassified into earnings within twelve months from that date. The unrealized amounts in accumulated other comprehensive income will fluctuate based on changes in fair value of open contracts at each reporting period. At March 31, 2002, the Company's liability of less than $0.1 million relating to these forward contracts is included in accrued expenses in the accompanying condensed consolidated balance sheet.

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

         (Amounts in thousands)                             Three Months
                                                           Ended March 31,
                                                       -----------------------
                                                          2002          2001
                                                       ---------      --------
Weighted average shares outstanding, basic ...........   70,704        30,060
Dilutive shares issuable in connection with stock
    plans ............................................   14,901        18,008
Dilutive shares issuable in connection with
    warrants granted .................................      507         2,984

Conversion of preferred stock to common stock ........       --        27,116
                                                       ---------      --------
Weighted average shares outstanding, diluted .........   86,112*       78,168*
                                                       =========      ========

* Since there was a loss attributable to common shareholders in these periods, the basic weighted average shares outstanding were used in calculating diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive. During the three months ended March 31, 2002, stock options and warrants totaling 12,885,806 were excluded from the computation of diluted shares outstanding due to their antidilutive effect.

3.   INVENTORIES

         Inventories consisted of the following:

          (Amounts in thousands)                       March 31,   December 31,
                                                         2002          2001
                                                      ----------- --------------
     Finished goods ...........................        $  2,230     $  2,007
     Work-in-progress .........................             607        1,577
     Raw materials ............................           5,129        5,151
                                                       --------     --------
          Total ...............................        $  7,966     $  8,735
                                                       ========     ========

4.   SEGMENT INFORMATION AND CONCENTRATION OF REVENUES

         Revenues to geographic locations are as follows:

         (Amounts in thousands)                           Three Months Ended
                                                                March 31,
                                                      --------------------------
                                                        2002              2001
                                                      --------          --------
         North America ........................       $ 8,672           $ 18,362
         Europe ...............................         1,419             12,661
         Asia .................................            --                 45
                                                      --------          --------
                                                      $10,091           $ 31,068
                                                      ========          ========

         Revenues to certain geographic locations within Europe are as follows:

         Italy ................................             *           $  3,118
                                                      ========          ========
         France ...............................             *           $  7,977
                                                      ========          ========

         The following is a summary of the percentage of revenues from major customers:

                                          Three Months
                                        Ended March 31,
                                       -----------------
                                       2002         2001
                                       ----         ----
         Alcatel .................      21%          49%
         TyCom ...................      44%          16%
         Lucent ..................      16%           *
         Cisco ...................       *           10%

* Customer's or country's revenues represents less than 10% of total revenue in the respective period.

5.   COMPREHENSIVE LOSS

         The components of comprehensive loss, net of tax, are as follows:

         (Amounts in thousands)                              Three Months Ended
                                                                    March 31,
                                                            --------------------
                                                               2002      2001
                                                            ---------  ---------
         Net loss .......................................   $(10,491)  $ (4,451)
         Change in net unrealized loss on
         available-for-sale investments .................       (101)        --
         Cash flow hedge reclassification adjustments             17       (226)
         Foreign currency translation adjustment ........        (39)       (73)
                                                            ---------  ---------
         Comprehensive loss  ............................   $(10,614)  $ (4,750)
                                                            =========  =========

6.   COMMITMENTS AND CONTINGENCIES

         The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that an ultimate liability arising from these actions will not have a material adverse effect on its financial position, results of operations or cash flows.

         As disclosed in prior filings, in May and June, 2001, a former employee and current shareholder sent correspondence to the Company claiming, among other things, that the Company's Chief Executive Officer and Executive Vice President breached a promise relating to his compensation and misused their power to reward themselves while engaging in a scheme to oust him from the Company. The employee/shareholder alleged that his claims form the basis for a claim of breach of fiduciary duty by those officers. The correspondence proposed settlement payments by the Company of up to $1.0 million in cash and the transfer of one million shares of common stock. The Company received no correspondence regarding this matter subsequent to June 2001. While the Company believes the allegations set forth in the employee/shareholder's correspondence to it are without merit, it cannot predict the ultimate outcome of any litigation, should it be initiated.

7.   RELATED PARTY TRANSACTIONS

         During the three months ended March 31, 2002, the Company paid $0.2 million and $0.4 million to IPAG and ASIP, respectively, under existing development agreements with these entities and made $0.3 million and $0.5 million of purchases from TRW and IBM, respectively.

         In January 2002, the Company entered into a full-recourse promissory note with its Executive Vice President and Co-Chairman, to assist the officer with the purchase of a new home upon his transfer from the Company's European headquarters in Germany to its California facility. The note is for $0.5 million, bears interest at 5.5% per annum and is due in January 2007 (including all accrued and unpaid interest). The note is secured by a portion of the officer's Class B common stock pursuant to a pledge agreement between the Company and the officer and is payable upon the earlier of the stated due date or 30 days after the officer's employment with the Company ceases.

8.   SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS

         During the three months ended March 31, 2002 and 2001, the Company financed the acquisition of equipment or software in the amount of $7.5 million and $0.9 million, respectively.

         During the three months ended March 31, 2002, the Company issued 1.2 million shares of restricted Class A common stock, and recorded $2.5 million of deferred stock compensation, to its employees with vesting periods from 18 months to immediate vesting upon the attainment of certain performance criteria in 2002. Also during the three months ended March 31, 2002, a shareholder converted 1.0 million shares of the Company's Class B common stock into the same number of shares of Class A common stock.

9.   RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143, which is effective for the Company on January 1, 2003, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

         Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity method investments continues to apply. The adoption of this standard did not have a material impact on the Company's financial position or results of operations. As of March 31, 2002, the Company had $0.7 million of unamortized goodwill recorded resulting from one of its equity investments.

10.   SUBSEQUENT EVENT

During April 2002, the Company entered into an unsecured $6.0 million credit facility with Comerica Bank-California. The amount drawn down under the facility from May 2002 through October 2002 will be converted into a 30-month term loan (referred to as Tranche A). The amount drawn down under the facility from November 2002 through April 2003 will also be converted into a 30-month term loan (referred to as Tranche B). The Tranche A and B term loans will have a fixed interest rate determined at 150 basis points above the three year Treasury Note at the time such amounts are converted into their respective term loan. During each six-month draw down period, only monthly interest payments are due. During this period, interest is calculated at the London Interbank Offered Rate ("LIBOR") plus 150 basis points. The agreement requires that the Company maintain i) a liabilities to tangible net worth ratio of .50 to 1, ii) a minimum cash balance of $50 million and iii) at least $12 million invested at Comerica Bank-California.

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

OVERVIEW

     We design, develop and market advanced integrated circuits, modules, transponders and higher-level assemblies that enable next generation optical networking systems. We outsource substantially all of our semiconductor fabrication and focus our efforts on the design, development and marketing of our products.

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

     To date, we have generated a substantial portion of our revenues from a limited number of customers. Our top three customers for the three months ended March 31, 2002 were TyCom, Alcatel and Lucent, representing 44%, 21% and 16% of our revenues, respectively. During the year ended December 31, 2001, TyCom with 34% and Alcatel with 29% accounted for more than 10% of our revenues and four other customers each accounted for greater than 5% of our revenues. Our top three customers for the year ended December 31, 2000 were Lucent, Alcatel and Cisco, representing 34%, 28% and 11% of our revenues, respectively.

     A number of telecommunication service providers have curtailed the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for our products by communications equipment manufacturers, including these principal customers. Our revenues declined substantially in the first quarter of 2002 compared with the fourth quarter of 2001. We anticipate that second quarter of 2002 revenues will decrease further compared with the first quarter of 2002 revenues. Due to general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. In particular, we expect our revenues to be lower and loss per share to be greater for fiscal 2002 than in fiscal 2001. We expect that in future periods our customer base will become less concentrated both generally and within our top three customers. We have reduced our worldwide headcount from a high of 420 at June 30, 2001 to 366 at March 31, 2002 while increasing research and development headcount during this period. We will continue to realign our headcount during the remainder of 2002. Although we have undergone headcount reductions and may continue to align headcount based upon the current business environment, we are committed to i) maintaining superior customer service, ii) building our product portfolio, iii) providing industry leading research and development activities, iv) expanding into new markets and v) developing strong customer relationships.

     We have focused our sales and marketing efforts on North American and European communications equipment manufacturers. We are in the process of establishing a sales organization in Asia and have developed relationships with most of the major communications equipment manufacturers within Asia. During the three months ended March 31, 2002, we derived 86% of our total revenues from communications equipment manufacturers in North America compared with 59% during the comparable period in 2001. We currently sell through our direct sales force in North America and Europe and through selected independent sales representatives in the United States, Canada, Germany, the United Kingdom, Italy, France, Israel, China, Korea and Japan. We have started to build an infrastructure to support an internal international sales force by opening sales offices in Canada, Italy, and the United Kingdom. International revenues are denominated in U.S. dollars, which reduces our exposure to foreign currency risks. We expect international revenues to continue to account for a significant percentage of total revenues.

     Revenues. We recognize product revenues at the time of shipment. Our customers are not obligated by long-term contracts to purchase our products and can generally cancel or reschedule orders on short notice. The slowdown in the build-out of the communications infrastructure has caused our revenues to decrease as compared with prior years. Our revenues declined in the first quarter of 2002, compared to the fourth quarter of 2001 and the first quarter of 2001, and we recently announced that we expect our revenues to decrease during the second quarter of 2002 as compared with the first quarter of 2002. In the ordinary course of business, we receive order cancellations and rescheduled shipments. To the extent possible, we pursue order cancellation fees from our customers. Depending upon the facts and circumstances surrounding these cancellation fees, the receipt of such fees may have an immediate impact on revenues in the period that such fees are collected or the fees may need to be deferred and then recognized as revenue over some future period. We cannot ensure that we will be able to collect an order cancellation fee for each order canceled and we cannot project how such fees will affect revenue.

     Cost of Revenues. Cost of revenues consists of component and materials cost, direct labor, deferred stock compensation relating to manufacturing labor, manufacturing, overhead costs and estimated warranty costs. We outsource substantially all of the fabrication and assembly, and a portion of the testing, of our products. Accordingly, a significant portion of our cost of revenues consists of payments to our third-party manufacturers. If revenues increase, we believe favorable trends should occur in manufacturing costs due to our ability to absorb overhead costs over higher volumes. However, there is a fixed component to cost of revenues, and the announced decline in our revenues in 2002, as compared with 2001, will adversely effect our gross margins.

     Research and Development. Research and development expenses consist primarily of salaries and related personnel costs, equipment, material, third-party costs and fees related to the development and prototyping of our products and depreciation associated with engineering and design software costs. We expense our research and development costs as they are incurred, except for the purchase of engineering and design software licenses, which are capitalized and depreciated over their estimated useful life. Research and development is key to our future success and we will continue to strategically invest in research and development in order to maximize our product offerings.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing, customer service and application engineering support functions. We expect that sales and marketing expenses will remain flat during the second quarter of 2002 in absolute dollar amounts as we reduce certain personnel and external sale representative costs offset by hiring additional internal sales personnel, initiate additional marketing programs, establish sales offices in additional domestic and international locations and expand our customer service and support organizations.

     General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, facilities, information services, human resources, recruiting, professional fees and other corporate expenses. We expect that general and administrative expenses will decrease in the second quarter of 2002 in absolute dollar amounts as we continue to execute various cost reduction programs that were initiated in 2001 with the purpose of maximizing the leverage within general and administrative functions.

     Deferred Stock Compensation. In connection with the granting of stock options and restricted stock to our employees, officers and directors, we recorded deferred stock compensation. Deferred stock compensation represents the difference between the grant price and the fair value of the common stock underlying options granted during these periods. Deferred stock compensation is presented as a reduction of shareholders' equity. We are amortizing our deferred stock compensation using the graded vesting method, in accordance with FASB Interpretation No. 28, over the vesting period of each respective option, generally three to four years. Based on our balance of deferred stock compensation as of March 31, 2002, we estimate our amortization of deferred stock compensation for each of the periods below to be as follows:

           Year Ending December 31,                    Amount
           ------------------------                    ------
                                                   (in thousands)

    2002 (subsequent to March 31, 2002) .........     $  8,573
    2003 ........................................        4,555
    2004 ........................................        1,480
    2005 ........................................           71
                                                      --------
        Total ...................................     $ 14,679
                                                      ========

     Approximately $1.6 million of the remaining amortization of deferred stock compensation will be charged to cost of revenues.

     Net Income (Loss). In addition to the items discussed above, net income
(loss) also includes interest expense, other income, income or loss associated with our equity investments and a provision or benefit for income taxes. Interest expense relates to interest associated with capital leases and equipment and software financings. Other income represents investment earnings on our cash and cash equivalents and short-term investments and any income or loss associated with our equity investments.

RESULTS OF OPERATIONS

     Revenues. Revenues decreased to $10.1 million for the three months ended March 31, 2002, compared with $31.1 million for the three months ended March 31, 2001. The decrease was due to reduced spending by communications equipment manufacturers.

     Despite the market decline, we are expanding the total available market of our product portfolio, as we consistently introduce new products. Recently, we announced the development of Micro-ModuleTM technology using sophisticated packaging techniques that allow us to offer extremely small multi-chip modules for 10 Gb/s systems in the industry. Our transponder products have generated orders from customers in North America and Europe. To support our activities in long-haul and ultra-long haul DWDM applications, we have recently announced a partnership with Alcatel-Optronics.

     Many of our recently introduced products have been designed to reduce line card size, power consumption and overall system cost. We will continue to expand our product portfolio and aggressively pursue design wins with the objective of being strategically positioned to take advantage of a recovery in the communications equipment manufacturers industry.

     Gross Profit. Cost of revenues, including $0.6 million of deferred stock compensation, decreased to $6.0 million for the three months ended March 31, 2002, compared with $16.7 million for the three months ended March 31, 2001. Gross profit as a percentage of revenues, or gross margin, decreased to 40% for the three months ended March 31, 2001 compared with 46% for the three months ended March 31, 2001. Our lower sales volume was the most significant factor contributing to the gross margin reduction offset by the sale of inventory, with a cost of $0.5 million, that was previously written down to its net realizable value during the first quarter of 2001. Gross margins were increased to 40% from 37% from the sale of this previously written down inventory. The inventory was written down during the first quarter of 2001 based upon information from the sole customer of the product that they were moving from GaAs to SiGe technology. The customer's transition from GaAs to SiGe has been delayed. We expect to receive orders for this product during the second quarter of 2002 and will continue to disclose the effect that such sales have on gross margin.

     Excluding the impact of deferred stock compensation and the $4.9 million inventory write down and related charges recorded in the first quarter of 2001, gross margins would have been 46% and 64% for the three months ended March 31, 2002 and 2001, respectively. As discussed above, this decrease in gross margin is due predominantly to the decrease in sales volume offset by the sale of inventory previously written down to its net realizable value. During the three months ended March 31, 2002 compared to the comparable period in 2001, stock based compensation expense associated with cost of revenues did not fluctuate significantly.

     Research and Development. Research and development expenses, excluding deferred stock compensation, remained relatively flat at $12.8 million for the three months ended March 31, 2002 compared with $12.5 million for the three months ended March 31, 2001. As a percentage of revenues, research and development expenses increased to 127% for the three months March 31, 2002 compared with 40% for the comparable period in 2001. The increase as a percent of revenues was due to the reduction in revenues discussed above. Despite the reduction in communications equipment manufacturers spending, we will continue to strategically invest in research and development and seek to build relationships with an expanding global customer base of original equipment manufacturers. Our goal is to continue to realize increased research and development efficiencies while accelerating the introduction of new products.

     Sales and Marketing. Sales and marketing expenses, excluding deferred stock compensation, increased to $3.9 million for the three months ended March 31, 2002, compared with $3.5 million for the three months ended March 31, 2001. As a percentage of revenues, sales and marketing expenses increased to 39% for the three months ended March 31, 2002 compared with 11% for the three months ended March 31, 2001. The increase in absolute dollars was due primarily to the addition of sales and marketing and application engineering personnel as we have begun to expand our internal domestic and international sales force since the first quarter of 2001. The majority of this expansion is now complete and sales and marketing expenses actually decreased slightly as compared to the three months ended December 31, 2001. The increase as a percentage of revenues is due primarily to the reduced revenues discussed above. For the three months ended March 31, 2002, there was no material change in stock based compensation expense associated with sales and marketing as compared with the comparable period in 2001.

     General and Administrative. General and administrative expenses, excluding deferred stock compensation, decreased to $2.4 million for the three months ended March 31, 2002, compared with $2.9 million for the three months ended March 31, 2001. As a percentage of revenues, general and administrative expenses were 24% for the three months ended March 31, 2002, compared with 10% for the three months ended March 31, 2001. The decrease in absolute dollars was due primarily to our focused efforts to leverage our general and administrative expenses by eliminating unnecessary spending and avoiding future costs before they occur. There was no material change in stock-based compensation expense associated with general and administrative expenses during the three months ended March 31, 2002 compared with the comparable period in 2001.

     Deferred Stock Compensation. Operating expenses included amortization of deferred stock compensation of $2.2 million for the three months ended March 31, 2002 compared with $2.6 million for the three months ended March 31, 2001. The decrease is due to a greater proportion of deferred stock compensation expense being recognized earlier in the vesting period coupled with the cancellation of options due to employee terminations. Under the graded vesting method of amortization, a greater proportion of deferred stock compensation is recorded in the earlier years of the vesting period. Since the most significant portion of deferred stock based compensation was recorded on option grants in 2000 and early 2001, much of the deferred stock based compensation associated with these grants has already been amortized as expense. Since our initial public offering in June 2001, we have not issued any stock options with an exercise price below fair value that would require the recognition of any deferred stock compensation. However, during the later part of 2001 and during the first quarter of 2002, we issued restricted stock to certain of our employees. The deferred stock compensation associated with these restricted stock grants is being amortized over the vesting period, which generally ranges from 18 months to three years. The deferred stock compensation associated with the restricted stock grants will increase deferred stock compensation expense in future quarters.

     Other Income and Expenses, Net. Other income increased to $0.4 million for the three months ended March 31, 2002, compared with other income of $0.1 for the three months ended March 31, 2001. The increase was due primarily to an increase in interest income as a result of having a higher average cash balance during the three months ended March 31, 2002 from the proceeds of our June 2001 initial public offering coupled with a decrease of $0.1 million of losses from our investment accounted for under the equity method of accounting.

     Net Income (Loss). Net loss increased to $10.5 million for the three months ended March 31, 2002 compared with $4.5 million for the three months ended March 31, 2001. The increase in net loss is predominantly due to the items discussed above including the reduction in revenue and the corresponding decrease in gross profit and our continued spending in research and development offset by an income tax benefit. The tax benefit was created as a result of our determination that a valuation allowance against our deferred tax assets is not necessary. We continue to believe that we will be able to realize the benefits of our deferred tax assets and have recorded a tax benefit. We have recorded the benefit associated with the increase in deferred tax assets, as we believe it is more likely than not that we will be able to generate sufficient taxable income in future periods to utilize such deferred tax assets. The utilization of our deferred tax assets depends heavily on projected taxable income in future years. If such taxable income is not recognized, we may be required to record a valuation allowance against all or a portion of such assets. We evaluate the recoverability of our deferred tax assets on a regular basis.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, we had cash and cash equivalents and short-term investments of $91.2 million.

     Cash provided by operating activities was $0.2 million during the three months ended March 31, 2002 compared with cash used in operating activities of $2.2 million during the three months ended March 31, 2001. Net loss of $10.5 million includes non-cash charges of $2.9 million for depreciation and amortization and $2.8 million for amortization of deferred stock compensation offset by deferred tax benefits of $6.4 million. The improvement in cash provided by operating activities is due predominantly to improved accounts receivable collections from sales made during the later part of 2001.

     Cash used in investing activities increased to $11.9 million for the three months ended March 31, 2002 from $5.9 million for the three months ended March 31, 2001. The increase was due to the purchase of $10.8 million of short-term investments as we invest cash in order to maximize our investment returns and $1.1 million of property and equipment as we continue to invest in research and development.

     Cash used in financing activities was $0.5 million for the three months ended March 31, 2002 compared with $0.2 million for the three months ended March 31, 2001. The increase in cash used in financing activities is predominantly due to an increase in debt payments and a $0.5 million loan to our Co-Chairman and Executive Vice President offset by proceeds from stock option exercises of $1.1 million. The loan was made to assist the officer with the purchase of a new home upon his transfer from our European headquarters in Germany to our California facility. During the three months ended March 31, 2002, we secured financing of $7.5 million through vendor financings and negotiated extended payment terms (generally payable within 12 months from purchase date) for another $2.5 million for some of our equipment and software needs.

     Cash and cash equivalents and short-term investments decreased to $91.2 million at March 31, 2002 from $92.7 million on December 31, 2001 due predominantly to the use of cash in investing and financing activities discussed above.

     Cash and cash equivalents and short-term investments are expected to decrease throughout the remainder of 2002. We expect that our quarterly net cash usage will range from $15 to $17 million during the remaining quarters of 2002. Given the short maturity of our short-term investments and their high liquidity, a material change in interest rates will not materially affect our liquidity. We believe that our current cash position and the availability of vendor financings will satisfy our projected working capital and capital expenditure requirements through at least the next 12 months.

     During April 2002, we entered into an unsecured $6.0 million credit facility with Comerica Bank-California. The amount drawn down under the facility from May 2002 through October 2002 will be converted into a 30-month term loan (referred to as Tranche A). The amount drawn down under the facility from November 2002 through April 2003 will also be converted into a 30-month term loan (referred to as Tranche B). The Tranche A and B term loans will have a fixed interest rate determined at 150 basis points above the three year Treasury Note at the time such amounts are converted into their respective term loan. During each six-month draw down period, only monthly interest payments are due. During this period, interest is calculated at the London Interbank Offered Rate ("LIBOR") plus 150 basis points. The agreement requires that the Company maintain i) a liabilities to tangible net worth ratio of .50 to 1, ii) a minimum cash balance of $50 million and iii) at least $12 million invested at Comerica Bank-California.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We do not expect that the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

FORWARD-LOOKING INFORMATION

     This Report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, market acceptance of our products, the competitive nature of and anticipated changes in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the timing of new product introductions, the adoption of future industry standards, our production capacity, our ability to migrate to smaller process geometries, new technologies, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

     As used in this Form 10-Q, "company," "we," "us," "our," "Multilink" and "Multilink Technology" refer to Multilink Technology Corporation and its subsidiary companies.

RISK FACTORS

Our quarterly revenues and operating results have declined substantially and are expected to continue to decline because of a number of factors, any one of which could adversely affect our stock price.

         Our revenues declined substantially in the first quarter of 2002, and we anticipate an additional, substantial decline in the second quarter of 2002. Due to general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. In particular, we expect our revenues to be significantly lower and loss per share to be greater for fiscal 2002 than in fiscal 2001. Future fluctuations in operating results may be caused by a number of factors, many of which are outside our control. Factors that could affect our future operating results include the following:

             . the reduction, rescheduling or cancellation of orders by any of our customers or prospective customers;

             .  the loss of major customers;

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

             .  general communications and semiconductor industry conditions;
                and

             .  general economic conditions.

         In the first quarter of 2002, we continued to identify areas of cost reduction in an effort to bring our expenses in line with our reduced revenue expectations. However, for at least the next several quarters, we do not expect that these measures, implemented in the fourth quarter of 2001, will be sufficient to offset lower revenues, and as such, we expect to continue to incur increased net losses. In the past, we have recorded significant new product and process development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. These additional expenses will have a material and adverse effect on our results in future periods. The occurrence of any of the above-mentioned factors could have a material adverse effect on our business and on our financial results.

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

         Our stock price has experienced significant volatility recently. In particular, our stock price declined significantly in the context of announcements made by us and other semiconductor suppliers of reduced revenue expectations and of a general slowdown in the technology sector, particularly the optical networking equipment sector. Given these general economic conditions and the reduced demands for our products that we have experienced recently, we expect that our stock price will continue to be volatile. In addition, the value of our company could decline due to the impact of any of the following factors, among others, upon the market price of our Class A common stock:

             . additional changes in financial analysts' estimates of our revenues and earnings (losses);

             . our failure to meet financial analysts' performance expectations; and

             . changes in market valuations of other companies in the semiconductor or fiber optic equipment industries.

         In addition, many of the risks described elsewhere in this section could materially and adversely affect our stock price, as discussed in those risk factors. The stock markets have recently experienced substantial price and volume volatility. Fluctuations such as these have affected and are likely to continue to affect the market price of our common stock.

         In the past, securities class action litigation has often been instituted against companies following periods of volatility and decline in the market price of such companies' securities. If instituted against us, regardless of the outcome, such litigation could result in substantial costs and diversion of our management's attention and resources and have a material adverse effect on our business, financial condition and results of operations. We could be required to pay substantial damages, including punitive damages, if we were to lose such a lawsuit.

A long lasting downturn in the communications equipment industry could negatively impact our revenues, profitability and cash flows.

         We derive substantially all of our revenues from communications equipment manufacturers. The communications equipment industry, which is highly cyclical, is experiencing a significant downturn. This downturn has had a negative effect on the demand for our products. We cannot predict how long this downturn will last. A prolonged downturn will adversely affect our profitability and cash flows and will result in net losses and reduced cash balances for us. In addition, our need to continue investment in research and development during this downturn and to maintain extensive ongoing customer service and support capability constrains our ability to reduce expenses. We may not be able to generate sufficient cash to maintain our current spending levels if this downturn continues for an extended period of time.

A few customers account for a majority of our sales, and the loss of one or more key customers could significantly reduce our cash flows, revenues and any profits.

         Historically, a relatively small number of customers has accounted for a majority of our revenues. Our three largest customers accounted for approximately 81% of our revenues for the three months ended March 31, 2002, 71% of our revenues in 2001, and 73% of our revenues in 2000. Our top three customers for the three months ended March 31, 2002 were TyCom, Alcatel and Lucent, representing approximately 44%, 21% and 16% of our revenues, respectively. Our top three customers for the year ended December 31, 2001 were TyCom, Alcatel and Marconi, representing approximately 34%, 29% and 8% of our revenues, respectively. Our top three customers in 2000 were Lucent, Alcatel and Cisco, representing approximately 34%, 28% and 11% of our revenues, respectively. We anticipate that relatively few customers will continue to account for a significant portion of our revenues. A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers in any period could significantly reduce our revenues and any profits.

We have incurred net losses in the past and expect to incur net losses in the future.

         We had net losses of $3.7 million in 2000, $12.4 million in 2001 and $10.5 million in the first quarter of 2002. We had net income of $24,540 in 1999. We expect to continue to incur amortization of deferred stock compensation and to maintain our current level of expenses for research and development in the next few years. Consequently, our ability to achieve and maintain profitability would be materially affected if we fail to significantly increase our revenues. We anticipate incurring net losses for the foreseeable future.

Declining activity in the build-out of the communications infrastructure and uncertainties in network service providers' purchasing programs, as well as consolidation in the network service provider industry, may adversely affect our future business and operating results.

         Our business prospects depend substantially on the continued build-out of the communications infrastructure. Almost all network service providers have curtailed the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for our products by communications equipment manufacturers. This slowdown has caused our revenues and backlog to decline substantially. Our revenues declined in the first quarter of 2002, compared to the comparable period in 2001 and the fourth quarter of 2001, and we recently announced that we expect our revenues to decline substantially in the second quarter of 2002, compared with the first quarter of 2002. In addition, network service providers typically purchase network equipment pursuant to multi-year purchasing programs that may increase or decrease on a monthly basis as the providers adjust their capital equipment budgets and purchasing priorities. Network service providers' further curtailment or termination of purchasing programs or decreases in capital budgets could materially and adversely affect our revenue and business prospects. This is particularly true if significant and unanticipated by our communications equipment manufacturer customers and us. Additionally, consolidation among network service providers may cause delays in the purchase of our products and a reexamination of strategic and purchasing decisions by these network service providers and our current and potential communications equipment manufacturer customers, including delaying the expansion of 10 Gb/s systems and the migration to 40 Gb/s systems, which could harm our business and financial condition.

We may not immediately benefit from a recovery in the communications equipment industry.

         Our industry is currently experiencing a significant downturn due to a corresponding downturn in the communications equipment industry. We expect to be positively affected when the communications equipment industry begins to recover. However, some of our customers may have significant inventory on hand and a recovery in the communications equipment industry may not immediately benefit us. Our customers will first utilize their current inventory levels before placing orders with us. If our customers or potential customers are maintaining a substantial amount of inventory, it may take a significant period of time before we benefit from an improvement in the communications equipment industry. We attempt to estimate inventory levels at our customers but we cannot ensure that such estimates are materially accurate.

Our industry is subject to consolidation.

         There has been a trend toward consolidation among companies in our industry for several years. We expect this trend toward industry consolidation to continue as communications integrated circuit companies attempt to strengthen or hold their positions in evolving markets. Consolidation may result in stronger competitors, which in turn could have a material adverse effect on our business, operating results, and financial condition. There has also been consolidation among communication equipment manufacturers, which could reduce the quantity of systems into which we could sell, which in turn could have a material adverse effect on our business.

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

         Because we do not have substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand that are highly unpredictable and can fluctuate substantially. In anticipation of long lead times to obtain certain inventory and materials, we order materials in advance of anticipated customer sales. This advance ordering might result in excess inventory levels or unanticipated inventory write-downs if our customers cancel orders or change the specifications for their orders. If we are unable to plan inventory and production levels effectively, our business and operating results could be materially harmed.

We compete in highly competitive markets, against competitors with longer operating histories, greater name recognition, greater resources or larger market capitalization. Our failure to compete effectively would harm our business.

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

             . efficiency of production; expansion of production of our products for particular systems manufacturers; and

             .  customer support and reputation.

         We compete primarily against Agere, Applied Micro Circuits, Broadcom, Giga (acquired by Intel), Infineon, JDS Uniphase, Maxim, Mindspeed (a Conexant company), NEL, Nortel (microelectronics division), NTT Electronics, Philips, PMC-Sierra, Vitesse and various start-ups. Many of our competitors operate their own fabrication facilities and have longer operating histories and a greater presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, distribution, technical and other resources. As a result, our competitors may be able to adapt more quickly to new or emerging technologies, changes in customer requirements or devote greater resources to the promotion and sale of their products. In addition, our competitors may develop technologies that more effectively address the transmission of digital information through existing analog infrastructures at a lower cost, thereby rendering our products obsolete. Our competitors that have large market capitalization or cash reserves are also better positioned than we are to acquire other companies, thereby obtaining new technologies or products. Any of these acquisitions could give our competitors a strategic advantage that could adversely affect our business, financial condition and results of operations. Additionally, these competitors' resources place them in a stronger position to weather a continued downturn in our industry.

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

         Our success depends in part upon the continued service of our executive officers, particularly Dr. Richard N. Nottenburg, our President, Chief Executive Officer and Co-Chairman of the Board, Dr. Jens Albers, our Executive Vice President and Co-Chairman of the Board and Eric M. Pillmore, our Vice President of Finance and Chief Financial Officer. Neither Dr. Nottenburg, Dr. Albers nor Mr. Pillmore has an employment or non-competition agreement with us. The loss of any of these key individuals would be detrimental to our ongoing operations and prospects.

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

         Our intellectual property is critical to our ability to successfully design products for the optical networking systems market. We currently have 1 U.S. patent issued and 11 U.S. patent applications pending. We cannot assure you that our pending patent applications or any future applications will be approved. Further, we cannot assure you that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that if challenged, will be found to be valid or enforceable. Additionally, we cannot assure you that the patents of others will not have an adverse effect on our ability to do business. Furthermore, others may independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

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

Our success is dependent upon our ability to develop new products and reduce costs in a timely manner.

     Our operating results will depend largely on our ability to continue to introduce new and enhanced products on a timely basis. Successful product development and introduction depends on numerous factors, including, among others:

          . our ability to anticipate customer and market requirements and changes in technology and industry standards;

          .    our ability to accurately define new products;

          . our ability to timely complete development of new products and bring our products to market on a timely basis;

          . our ability to differentiate our products from offerings of our competitors;

          . our ability to understand overall system and network architecture; and

          .    overall market acceptance of our products.

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

Our future success depends in part on strategic relationships with certain of our customers. If we cannot maintain these relationships or if these customers develop their own solutions or adopt a competitor's solutions instead of buying our products, our operating results would be adversely affected.

     In the past, we have relied on our strategic relationships with certain customers who are technology leaders in our target markets. We intend to pursue and continue to form these strategic relationships in the future but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that typically involve significant technological challenges. Our partners frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our limited resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our strategic partners and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor's solution for products that they currently buy from us. If that happens, our business, financial condition and results of operations could be materially and adversely affected.

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

     International sales accounted for approximately 14% of our revenues for the three months ended March 31, 2002, 24% of our revenues for the year ended December 31, 2001, and 27% of our revenues in 2000. International sales may continue to account for a significant portion of our revenues, and as a result, we will be subject to certain risks associated with international sales, including:

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

If we become subject to unfair hiring claims we could incur substantial costs in defending ourselves, or our management's attention could be diverted away from our operations.

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

     Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of our outside foundries can lead to reduced yields. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between our manufacturers and us. In some cases this risk could be compounded by the offshore location of some of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. Difficulties in diagnosing and solving the complicated problems of assembling these types of semiconductors could also reduce our yields.

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

          .    competing customer demands; and

          .    transportation.

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

     We currently have approximately 47,000,000 shares of Class A common stock outstanding, with each share entitling the holder to one vote. We currently have 27,000,000 shares of Class B common stock outstanding, each of which entitles the holder to ten votes. All of the Class B common stock is held by officers, directors or other persons or entities owning 5% or more of the outstanding shares of our common stock.

     Our executive officers, directors and their affiliates beneficially own approximately 50% of our outstanding common stock and over 50% of the total voting control held by our shareholders. In particular, Dr. Richard Nottenburg, as a result of his stock ownership and a voting trust agreement with Dr. Jens Albers, alone controls approximately 50% of the outstanding voting power of our capital stock. In addition, persons and entities owning more than 5% of our outstanding shares of common stock, in the aggregate, control over 90% of the outstanding voting power of our capital stock. As a result, our directors and 5% shareholders acting together have the ability to control all matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These shareholders may make decisions that are adverse to the interests of our other shareholders.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Historically, we were exposed to fluctuations in the Euro, lita and the Israeli shekel. During 2001, we opened sales offices in Canada, Italy and the United Kingdom and accordingly, and are now exposed to fluctuations in the Canadian dollar and British pound. The expenses of our foreign sales offices are not material. During the three months ended March 31, 2002, total expenses denominated in these currencies were $4.0 million or 15% of total expenses before a benefit for income taxes. Expenses denominated in the Euro and shekel represented approximately $2.3 million and $1.5 million, respectively, of foreign expenses. We expect that our foreign expenses will increase as we expand our research and development and sales efforts in foreign countries.

     During 2002, we entered into foreign forward contracts for 4.5 million Euros with a notional amount of $3.9 million. The contracts mature through December 2002 and were entered into to hedge a portion of Euro denominated expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes.

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

     Short-term Investments

     At March 31, 2002, our investment portfolio included fixed and floating rate securities of $53.6 million. The maximum maturity of these investments is 12 months with an overall dollar-weighted maturity of the portfolio of less than six months. Fixed rate securities are subject to interest rate risk and will decline in value if interest rates increase whereas floating rate securities may produce less income than expected if interest rates decrease. Accordingly, our future investment income may not meet expectations as a result of interest rate fluctuations or a loss of principal may occur if we were to sell securities that have declined in market value as a result of interest rate fluctuations. As a result of the relatively short average maturity of the portfolio, an immediate 100 basis point increase in interest rates would not have a material impact on our financial condition, results of operations or cash flows.

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

     Inventory reserves. Inventories are stated at the lower of cost or market with cost being determined on the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. If our estimate of future demand is not correct or if our customers place significant order cancellations, actual inventory reserves could materially differ from our estimate. We may also receive orders for inventory that has been fully or partially reserved. To the extent that the sale of reserved inventory has a material impact on our financial results, we will appropriately disclose such effects. Our inventory carrying costs are not material; thus we may not physically dispose of reserved inventory immediately.

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

         Related party transactions. We enter into transactions with some of our equity holders for various products used in both the manufacturing and research and development functions. We enter into these transactions, as these parties are predominant, well-established suppliers in our industry for these products.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

     As disclosed in prior filings, in May and June, 2001 a former employee, Matthias Bussmann, sent correspondence to us claiming, among other things, that our Chief Executive Officer and our Executive Vice President breached a promise relating to Dr. Bussmann's compensation and misused their power to reward themselves while engaging in a scheme to oust Dr. Bussmann from the Company. Dr. Bussmann alleged that his claims form the basis for a claim of breach of fiduciary duty by those officers. The correspondence proposed settlement payments by us of up to $1.0 million in cash and the transfer of one million shares of common stock. We received no correspondence regarding this matter during the first quarter of 2002.

     While we believe the allegations set forth in Dr. Bussmann's letters to us are without merit, we cannot predict the ultimate outcome of any litigation, should it be initiated.

Item 2.  Changes in Securities and Use of Proceeds

(a)  None

(b)  None

(c)  None

(d)  None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     We filed the following current reports on Form 8-K during the three months ended March 31, 2002:

     1) On January 30, 2002, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed fourth quarter 2001 results.

     2) On February 25, 2002, we filed a Current Report on Form 8-K to announce that our Chief Executive Officer, President and Co-Chairman terminated his trading plan under Securities and Exchange Commission Rule 10b5-1.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MULTILINK TECHNOLOGY CORPORATION


Date: May 14, 2002                   /s/ Eric M. Pillmore
                                     -------------------------------------------
                                     Eric M. Pillmore
                                     Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)