Form 10-Q
period 2002-06-30
MULTILINK TECHNOLOGY CORP
filed 2002-08-14
CIK 1114068

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

Commission File Number: 000-31851

MULTILINK TECHNOLOGY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

California	95-4522566
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

300 Atrium Drive, 2nd Floor, Somerset, New Jersey 08873
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:(732) 537-3700

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

            As of August 9, 2002, the number of shares of the Registrant’s common stock, $0.0001 par value per share, issued and outstanding, were: 49,831,736 shares of Class A Common Stock and 26,000,000 shares of Class B Common Stock.

MULTILINK TECHNOLOGY CORPORATION

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for per share amounts)
(unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Current assets
Cash and cash equivalents	$45,832	$49,779
Short term investments	33,882	42,903
Accounts receivable, net	1,524	19,849
Inventories	2,866	8,735
Prepaid expenses and other current assets	3,939	10,485

Total current assets	88,043	131,751

Property and equipment, net	35,245	28,160
Deferred income taxes	—	22,790
Other assets	4,271	4,352

Total assets	$127,559	$187,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,715	$8,366
Accrued expenses	13,199	20,506
Accrued warranty costs	793	1,293
Software and equipment financing-current portion	4,944	1,995
Lease obligations-current portion	1,506	1,060
Income taxes payable	926	—

Total current liabilities	27,083	33,220

Lease obligations-net of current portion	—	221
Software and equipment financing-net of current portion	7,230	1,452

Commitments and contingencies
Shareholders’ equity:
Common stock, $.0001 par value:
Class A	5	4
Class B	3	3
Additional paid-in-capital	184,529	192,212
Deferred stock compensation	(11,856)	(15,207)
Accumulated deficit	(79,362)	(24,851)
Accumulated other comprehensive income	528	117
Shareholder loan	(483)	—
Treasury stock, at cost	(118)	(118)

Total shareholders’ equity	93,246	152,160

Total liabilities and shareholders’ equity	$127,559	$187,053

See accompanying notes to condensed consolidated financial statements.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Total revenues.	$4,959	$35,103	$15,050	$66,171

Cost of revenues
Product.	2,092	12,721	7,537	24,070
Inventory write down and related charges.	5,307	—	5,307	4,895
Fixed asset impairment.	1,051	—	1,051	—
Deferred stock compensation.	324	445	888	921

Total cost of revenues.	8,774	13,166	14,783	29,886

Gross (loss) profit.	(3,815)	21,937	267	36,285

Operating expenses:
Research and development, excluding deferred stock compensation	11,949	13,259	24,738	25,795
Sales and marketing, excluding deferred stock compensation.	3,720	4,507	7,652	8,034
General and administrative, excluding deferred stock compensation	2,068	3,310	4,466	6,256
Deferred stock compensation.	2,501	2,303	4,714	4,884

Total operating expenses.	20,238	23,379	41,570	44,969

Operating loss.	(24,053)	(1,442)	(41,303)	(8,684)
Other income and expenses
Interest expense.	(194)	(88)	(282)	(185)
Other income (including $256 and $314 of equity losses in affiliate during the three and six months in 2002, respectively and $77 and $207 in 2001, respectively).	289	132	768	344

Loss before provision (benefit) for income taxes..	(23,958)	(1,398)	(40,817)	(8,525)
Provision (benefit) for income taxes.	20,062	(545)	13,694	(3,221)

Net loss.	(44,020)	(853)	(54,511)	(5,304)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	24

Net loss attributable to common shareholders.	$(44,020)	$(853)	$(54,511)	$(5,328)

Net loss per share, basic and diluted.	$(0.60)	$(0.03)	$(0.76)	$(0.17)

Weighted average shares of common stock, basic and diluted.	72,911	33,688	71,807	31,874

The composition of the amortization of deferred stock compensation is as follows:
Research and development.	$1,522	$1,146	$2,885	$2,527
Sales and marketing.	392	429	663	852
General and administrative.	587	728	1,166	1,505

Total.	$2,501	$2,303	$4,714	$4,884

See accompanying notes to condensed consolidated financial statements.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss.	$(54,511)	$(5,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization.	6,449	4,024
Fixed asset impairment charge	1,051	—
Inventory write down & related charges	5,307	4,895
Deferred stock compensation.	5,602	5,805
Deferred income taxes.	14,396	(4,034)
Equity losses in affiliate.	314	207
Changes in working capital items, net.	13,484	(8,799)
Other.	302	135

Net cash used in operating activities	(7,606)	(3,071)

Cash flows from investing activities:
Proceeds from sale of property and equipment.	13	—
Purchases of property and equipment.	(6,168)	(10,073)
Purchases of non-marketable securities.	—	(1,667)
Proceeds from sales of marketable securities.	39,144	—
Purchases of marketable securities.	(30,175)	—

Net cash provided by (used in) investing activities.	2,814	(11,740)

Cash flows from financing activities:
Issuance of common stock, net.	—	77,004
Proceeds from stock option exercises.	1,159	481
Proceeds from credit facility.	2,970	—
Payments on lease obligations and software and equipment financing.	(2,730)	(1,339)
Treasury stock purchase.	—	(118)
Shareholder loan.	(483)	—

Net cash provided by financing activities.	916	76,028

Effect of exchange rate changes on cash.	(71)	(24)

Net (decrease) increase in cash and cash equivalents.	(3,947)	61,193
Cash and cash equivalents, beginning of period.	49,779	29,159

Cash and cash equivalents, end of period.	$45,832	$90,352

Supplemental disclosures of cash flow information-Cash paid (received) during the period for:
Income taxes.	$(3,515)	$2,050
Interest.	$271	$185

See accompanying notes to condensed consolidated financial statements.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

          The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments consisting of normal recurring items considered necessary for the fair presentation have been included.  The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

          The financial statements included herein have been prepared with the understanding that the users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

          Derivative Financial Instruments – During the six months ended June 30, 2002, the Company utilized foreign currency forward contracts. The Company is exposed to market risk from changes in foreign currency exchange rates associated with forecasted foreign currency-denominated expenses. The Company uses foreign currency forward contracts designated as cash flow hedges to hedge this exposure and the fair value changes of the forward contracts related to the effective portion of the hedges are initially recorded as a component of other comprehensive income. The Company utilizes these foreign currency forward contracts to hedge its variability in U.S. dollar cash flows associated with probable forecasted foreign inter-company Euro denominated expenses because the Company reimburses its German subsidiary for such expenses. Unrealized and realized gains and losses on cash flow hedges accumulate in other comprehensive income and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Gains and losses on derivatives that are terminated prior to their maturity are also reclassified into earnings when the underlying hedged items impact earnings, unless it is no longer probable that the hedged forecasted transaction will occur, whereby such gains and losses are recognized immediately in earnings. The Company hedges forecasted exposures up to 12 months in the future. For the three and six months ended June 30, 2002, hedge ineffectiveness associated with instruments designated as cash flow hedges was not significant. For the three and six months ended June 30, 2002, net gains of less than $0.1 million were reclassified into earnings as an adjustment to research and development expense. These net gains were offset by gains and losses on the transactions being hedged. At June 30, 2002, less than $0.2 million of net derivative gains/losses included in accumulated other comprehensive income will be reclassified into earnings within twelve months from that date. The unrealized amounts in accumulated other comprehensive income will fluctuate based on changes in fair value of open contracts at each reporting period. At June 30, 2002, the Company’s liability of less than $0.3 million relating to these forward contracts is included in accrued expenses in the accompanying condensed consolidated balance sheet.

          Reclassifications – Certain prior period amounts have been reclassified in order to conform to the current period presentation.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

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

(Amounts in thousands)	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2001		2002		2001

Weighted average shares outstanding, basic	72,911		33,688		71,807		31,874
Dilutive shares issuable in connection with stock plans.	13,914		19,356		14,407		18,772
Dilutive shares issuable in connection with warrants granted.	358		3,382		433		3,184
Conversion of preferred stock to common stock	—		24,405		—		25,760

Weighted average shares outstanding, diluted.	87,183	*	80,831	*	86,647	*	79,590	*

* Since there was a loss attributable to common shareholders in these periods, the basic weighted average shares outstanding were used in calculating diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive.  During the three months ended June 30, 2002, stock options and warrants totaling 22,310,247 were excluded from the computation of diluted shares outstanding due to their antidilutive effect.

3.   INVENTORIES

          Inventories consisted of the following:

(Amounts in thousands)	June 30, 2002	December 31, 2001

Finished goods.	$804	$2,007
Work-in-progress.	206	1,577
Raw materials.	1,856	5,151

Total	$2,866	$8,735

          During the six months ended June 30, 2002, the Company recorded a charge of $5.3 million to reduce inventories to their net realizable value and to write off an advance made to a supplier. Included in the $5.3 million is a $4.8 million inventory write-down.  The inventory was written down to its net realizable value based upon the Company’s determination that excess quantities existed of certain modules and raw materials.  The excess quantities of the modules are the result of forecasted demand not developing as expected and the introduction of two new modules.  The Company also wrote off an advance made to a finished good supplier of $0.5 million.

          During the six months ended June 30, 2001, the Company recorded a charge of $4.9 million to reduce inventories to their net realizable value. $4.3 million of this charge resulted primarily from order cancellations as customers are transitioning from certain Gallium Arsenide products to Silicon Germanium products and $0.6 million relates to inventory shrink and lower than expected production yields at three of the Company’s finished good suppliers.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

4.   SEGMENT INFORMATION AND CONCENTRATION OF REVENUES

              Revenues to geographic locations are as follows:

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

North America	$3,790	$23,519	$12,462	$41,895
Europe	1,160	11,584	2,579	24,231
Asia	9	—	9	45

	$4,959	$35,103	$15,050	66,171

              Revenues to certain geographic locations within Europe are as follows:

France	$664	$4,738	*	$12,715

United Kingdom	*	$5,617	*	$7,110

              The following is a summary of the percentage of revenues from major customers:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Alcatel	24%	30%	22%	39%
Xtera	20%	*	*	*
Algety	11%	*	*	*
TyCom	*	29%	30%	23%
Marconi	*	16%	*	11%
Lucent	*	*	13%	*

* Customer’s or country’s revenues represents less than 10% of total revenue in the respective period.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

5.   COMPREHENSIVE LOSS

          The components of comprehensive loss, net of tax, are as follows:

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net loss	$(44,020)	$(853)	$(54,511)	$(5,304)
Change in net unrealized loss on available-for-sale investments	41	—	(60)	—
Cash flow hedge reclassification adjustments	174	(56)	191	(282)
Foreign currency translation adjustment	318	(61)	279	(134)

Comprehensive loss	$(43,487)	$(970)	$(54,101)	$(5,720)

6.   COMMITMENTS AND CONTINGENCIES

          In May 2002, a complaint was filed in Los Angeles Superior Court against the Company, its Chief Executive Officer and its former Executive Vice President arising out of an alleged oral joint venture agreement between the plaintiff, the Company and the named officers in connection with the development of a subsidiary of the Company in Israel. The action claims that the Company and the named officers breached an oral agreement to deliver to the plaintiff a warrant to purchase at least 100,000 shares of the Company’s stock at a price of $1.30 per share, and seeks damages in excess of $1.0 million. Although the Company has denied the allegations in the complaint and believes that they are without merit, it cannot predict the outcome of the litigation.

          The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that an ultimate liability arising from these actions will not have a material adverse effect on its financial position, results of operations or cash flows.

7.   RELATED PARTY TRANSACTIONS

          During the three and six months ended June 30, 2002, the Company paid $0.1 million and $0.3 million, respectively, to IPAG.  Also during the three and six months ended June 30, 2002, the Company paid $0.3 million and $0.4 million, respectively, to ASIP.  These payments were made under existing development agreements with these entities.

          The Company made no purchases during the three months ended June 30, 2002 and made less than $0.1 million of purchases during six months ended June 30, 2002 from TRW.   During the three and six months ended June 30, 2002, the Company made $0.3 million and $0.8 million of purchases from IBM.

          In January 2002, the Company entered into a full–recourse promissory note with its Executive Vice President and Co–Chairman, to assist the officer with the purchase of a new home upon his transfer from the Company’s European headquarters in Germany to its California facility. The note is for $0.5 million, bears interest at 5.5% per annum and is due in January 2007 (including all accrued and unpaid interest). The note is secured by a portion of the officer’s Class B common stock pursuant to a pledge agreement between the Company and the officer and is payable upon the earlier of the stated due date or 30 days after the officer’s employment with the Company ceases.  On August 8, 2002, the Company announced that the officer will depart from the Company on December 31, 2002, which will result in the note becoming payable on or before January 30, 2003.

8.   CREDIT FACILITY

          During April 2002, the Company entered into an unsecured $6.0 million credit facility with Comerica Bank-California.  All amounts drawn down under this facility must be used for the purchase of capital assets.  The amount drawn down under the facility from May 2002 through October 2002 will be converted into a 30-month term loan (referred to as Tranche A).  The amount drawn down under the facility from November 2002 through April 2003 will also be converted into a 30-month term loan (referred to as Tranche B).  The Tranche A and B term loans will have a fixed interest rate determined at 150 basis points above the three year Treasury Note at the time such amounts are converted into their respective term loan.  During each six-month draw down period, only monthly interest payments are due.  During this period, interest is calculated at the London Interbank Offered Rate (“LIBOR”) plus 150 basis points.  The agreement requires that the Company maintain i) a liabilities to tangible net worth ratio of .50 to 1, ii) a minimum cash balance of $50 million and iii) at least $12 million invested at Comerica Bank-California.

          For the three and six months ended June 30, 2002, $3.0 million was drawn down under Tranche A described above, of which $0.8 million, plus interest, is due within the next 12 months.

9.   INCOME TAXES

          On a quarterly basis, the Company assesses the recoverability of its deferred tax assets by reviewing a number of factors, including operating trends, the scheduled reversal of deferred tax liabilities and future projections of taxable income, to determine whether a valuation allowance is required to reduce such deferred tax assets to an amount that is more likely than not to be realized.  The Company considered the following factors that occurred during the three months ended June 30, 2002 in assessing the recoverability of its deferred tax assets: (i) further announced reductions in 2002 capital spending by the major telecommunication service providers and industry analysts forecasting a further reduction in capital spending in 2003, (ii) significant workforce reductions within the telecommunications and related industries, (iii) continued poor visibility of customer orders, (iv) a depressed capital market which makes obtaining new capital difficult and (v) a lower than expected demand for 10 gigabit products.

          Based on the revised projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets.  Accordingly, during the three months ended June 30, 2002, the Company recorded a valuation allowance equal to its deferred tax assets.  As a result of recording the valuation allowance, $20.8 million was charged to income tax expense and $12.2 million was charged against additional paid-in capital.  The $12.2 million charge against additional paid-in capital represents deferred tax assets that were originally recorded as a credit to additional paid-in capital as a result of employee stock option and warrant exercises.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

10.   STOCK OPTION EXCHANGE OFFER

          In June 2002 and as amended in July 2002, the Company initiated a voluntary stock option exchange program to its employees, officers and board members located in the United States and Europe. The program commenced on June 24, 2002, and as amended, participants will be able to tender for cancellation stock options to purchase the Company’s Class A common stock that have an exercise price equal to or greater than $1.35 per share for replacement options to purchase Class A common stock to be granted on a date which is at least six months plus one day from the date of cancellation of the tendered options.   The cancellation date is currently expected to be August 30, 2002.  The exercise price of the replacement options will be equal to 100 percent of the market price of the Company’s Class A common stock on the grant date of the replacement options. The terms and conditions of the replacement options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled.  During the third quarter ending September 30, 2002, the deferred stock compensation associated with the stock options that are tendered in connection with this offer will be accelerated into the statement of operations.

11.   ASSET IMPAIRMENT

          During 2000 and 2001, the Company expanded its manufacturing capacity in order to meet demand. As a result of the sharp decrease in product demand during 2002, the Company recorded a charge of approximately $1.1 million during the three months ended June 30, 2002 for the elimination of certain excess manufacturing equipment.  The Company reviewed the future undiscounted cash flows related to this equipment and concluded that an impairment charge was necessary to write down these assets to their fair value.  The remaining net book value of this equipment after the impairment charge is $1.1 million.  The Company intends to sell this equipment within the next twelve months.

12.   SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS

          During the three and six months ended June 30, 2002, the Company financed the acquisition of equipment or software in the amount of $1.0 million and $8.4 million, respectively.  During the three and six months ended June 30, 2001, the Company financed the acquisition of equipment or software in the amount of $0.9 million and $1.8 million, respectively.

          During the three and six months ended June 30, 2002, the Company issued approximately 595,000 and 1.8 million shares of restricted Class A common stock, respectively, and recorded $0.4 million and $3.0 million of deferred stock compensation, respectively.  Such shares were issued to its employees with vesting periods from 6 months to immediate vesting upon the attainment of certain performance criteria in 2002.  Approximately 442,000 shares of the restricted Class A common stock issued during the three months ended June 30, 2002 were issued to the Company’s executive team and the shares completely vest on January 1, 2003.  Also during the three and six months ended June 30, 2002, a shareholder converted 1.0 million and 2.0 million shares, respectively, of the Company’s Class B common stock into the same number of shares of Class A common stock.

13.   RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”  Statement No. 143, which is effective for the Company on January 1, 2003, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

          Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of Statement 142, goodwill is no longer subject to amortization over its estimated useful life.  Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.  Similarly, goodwill associated with equity method investments is no longer amortized.  Equity method goodwill is

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity method investments continues to apply.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.  As of June 30, 2002, the Company had $0.7 million of unamortized goodwill recorded resulting from one of its equity investments.

          In July 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  This differs from prior guidance, which required the liability to be recognized when a commitment plan was put into place.   Statement No. 146 also establishes that fair value is the objective for initial measurement of the liability.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

14.   SUBSEQUENT EVENTS

          In July, 2002, the Company was notified by Nasdaq that, based upon its review of price data for the Company’s Class A common stock, the closing bid price for the Class A common stock was less than $1.00 per share during the relevant review period of thirty consecutive trading days, which is a requirement for continued inclusion of the Class A common stock on the Nasdaq National Market.  If the Company is unable to demonstrate compliance with this requirement for ten consecutive trading days during the 90 calendar days ending September 30, 2002, the Class A common stock may be delisted.  On July 18, 2002, the Company’s board of directors authorized an amendment to the Company’s articles of incorporation to effect a reverse stock split for the purpose of increasing the market price of the Company’s Class A common stock above the Nasdaq minimum of $1.00.  Under the proposed amendment, each outstanding 5, 6, 7, 8, 9 or 10 shares of the Company’s Class A common stock and Class B common stock would be converted into one share of Class A common stock or Class B common stock, as applicable.  The proposed reverse stock split is subject to shareholder approval, and the board of directors has the authority to determine which, if any, of the conversion ratios within this range will be used.  On August 6, 2002, the Company filed a definitive proxy statement that scheduled a September 5, 2002 special meeting of shareholders to address the reverse stock split.

          On August 8, 2002, the Company announced a corporate realignment plan that will be initiated during the third quarter of 2002 and will be substantially completed by December 31, 2002.  The plan includes workforce reductions, the consolidation of facilities through closure of certain locations, a reduction in the level of activity at other locations and potential asset impairment charges.  The Company has estimated the total third quarter charge to be in the range of $13.0 million to $15.0 million and annual cash savings are estimated at $16 to $18 million.

          During August 2002, the Company’s Senior Vice President of Finance and Chief Financial Officer resigned from the Company to pursue other interests.  Also in August 2002, the Company announced that its Co-chairman and Executive Vice President will depart from the Company on December 31, 2002.  According to the terms of the loan agreement with the Company’s Co-chairman and Executive Vice President, such loan and accrued interest is due in full 30 days after employment with the Company ceases.  As a result, the note will become payable on or before January 30, 2003.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          To date, we have generated a substantial portion of our revenues from a limited number of customers. Our top three customers for the three months ended June 30, 2002, Alcatel, Xtera and Algety, representing 24%, 20% and 11% of our revenues, respectively.   Our top three customers for the six months ended June 30, 2002 were TyCom, Alcatel and Lucent, representing 30%, 22% and 13% of our revenues, respectively.  During the year ended December 31, 2001, TyCom with 34% and Alcatel with 29% accounted for more than 10% of our revenues and four other customers each accounted for greater than 5% of our revenues.

          A number of telecommunication service providers have curtailed the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for our products by communications equipment manufacturers, including these principal customers. Our revenues declined substantially in the second quarter of 2002 compared with the first quarter of 2002 and all quarters of 2001.  We anticipate that third quarter of 2002 revenues will decrease further compared with the second quarter of 2002 revenues.  Due to general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future.  In particular, we expect our revenues to be lower and loss per share to be greater for fiscal 2002 than in fiscal 2001. We expect that in future periods our customer base will become less concentrated both generally and within our top three customers.  During August 2002, we announced a significant corporate realignment plan that includes workforce reductions, the consolidation of facilities through closure of certain locations, a reduction in the level of activity at other locations and potential asset impairment charges.  We expect to record a charge during the third quarter of 2002 in the range of $13.0 million to $15.0 million as a result of this plan.  Although we have, and continue to, align headcount based upon the current business environment, we are committed to i) maintaining superior customer service, ii) building our product portfolio, iii) performing industry leading research and development activities, iv) expanding into new markets and v) developing strong customer relationships.

          We have focused our sales and marketing efforts on North American and European communications equipment manufacturers. We are in the process of establishing a sales organization in Asia and have developed relationships with most of the major communications equipment manufacturers within Asia.  During the three and six months ended June 30, 2002, we derived 76% and 83%, respectively, of our total revenues from communications equipment manufacturers in North America compared with 67% and 63%, respectively, during the comparable periods in 2001.  We currently sell through our direct sales force in North America and Europe as well as  through selected independent sales representatives in the United States, Canada, Germany, the United Kingdom, Italy, France, Israel, China, Korea and Japan. We have built an infrastructure to support an internal international sales force by opening sales offices in Canada, Italy, and the United Kingdom.  International revenues are denominated in

U.S. dollars, which reduces our exposure to foreign currency risks. We expect international revenues to continue to account for a significant percentage of total revenues.

          Revenues.  We recognize product revenues at the time of shipment. Our customers are not obligated by long-term contracts to purchase our products and can generally cancel or reschedule orders on short notice. The slowdown in the build-out of the communications infrastructure has caused our revenues to decrease as compared with prior years.  Our revenues declined in the second quarter of 2002, compared to the first quarter of 2002 and all quarters in 2001, and we recently announced that we expect our revenues to decrease during the third quarter of 2002 as compared with the second quarter of 2002.  In the ordinary course of business, we receive order cancellations and rescheduled shipments.  To the extent possible, we pursue order cancellation fees from our customers.  Depending upon the facts and circumstances surrounding these cancellation fees, the receipt of such fees may have an immediate impact on revenues in the period that such fees are collected or the fees may need to be deferred and then recognized as revenue over some future period.  We cannot ensure that we will be able to collect an order cancellation fee for each order canceled and we cannot project how such fees will affect revenue.

          Cost of Revenues.  Cost of revenues consists of component and materials cost, direct labor, deferred stock compensation relating to manufacturing labor, manufacturing, overhead costs and estimated warranty costs. Cost of revenues also includes adjustments to write down inventory to its net realizable value resulting from such items as customer order cancellations and excess and obsolete inventory.  We outsource substantially all of the fabrication and assembly, and a portion of the testing, of our products. Accordingly, a significant portion of our cost of revenues consists of payments to our third-party manufacturers. If revenues increase, we believe favorable trends should occur in manufacturing costs due to our ability to absorb overhead costs over higher volumes. However, there is a fixed component to cost of revenues, and the announced decline in our revenues in 2002, as compared with 2001, has adversely affected our gross margins.

          Research and Development.  Research and development expenses consist primarily of salaries and related personnel costs, equipment, material, third-party costs and fees related to the development and prototyping of our products and depreciation associated with engineering and design software costs. We expense our research and development costs as they are incurred, except for the purchase of engineering and design software licenses, which are capitalized and depreciated over their estimated useful life. Research and development is key to our future success and we will continue to strategically invest in research and development in order to maximize our product offerings.  We expect that research and development expenses will decrease during the third quarter of 2002 in absolute dollar amounts as we execute on our previously announced corporate realignment plan.

          Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing, customer service and application engineering support functions. We expect that sales and marketing expenses will decrease during the third quarter of 2002 in absolute dollar amounts as we reduce certain personnel and external sale representative costs offset by additional marketing programs, the establishment of sales offices in additional domestic and international locations and the expansion of our customer service and support organizations.

          General and Administrative.  General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, facilities, information services, human resources, recruiting, professional fees and other corporate expenses. We expect that general and administrative expenses will decrease in the third quarter of 2002 in absolute dollar amounts as we continue to execute various cost reduction programs that were initiated in 2001 with the purpose of maximizing the leverage within general and administrative functions.

          Deferred Stock Compensation.  In connection with the granting of stock options and restricted stock to our employees, officers and directors, we recorded deferred stock compensation. Deferred stock compensation represents the difference between the grant price and the fair value of the common stock underlying options granted during these periods. Deferred stock compensation is presented as a reduction of shareholders’ equity. We are amortizing our deferred stock compensation using the graded vesting method, in accordance with FASB Interpretation No. 28, over the vesting period of each respective option, generally three to four years.  Based on our balance of deferred stock compensation as of June 30, 2002, we estimate our amortization of deferred stock compensation for each of the periods below to be as follows:

Year Ending December 31,	Amount

(in thousands)

2002 (subsequent to June 30, 2002)	$5,893
2003	4,404
2004	1,436
2005	123

Total	$11,856

Approximately $1.2 million of the remaining amortization of deferred stock compensation will be charged to cost of revenues.

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

RESULTS OF OPERATIONS

          Revenues.   Revenues decreased $30.1 million to $5.0 million for the three months ended June 30, 2002, compared with $35.1 million for the three months ended June 30, 2001.  Revenues decreased $51.1 million to $15.1 million for the six months ended June 30, 2002, compared with $66.2 million for the six months ended June 30, 2001.  The decrease was due to reduced component purchases by communications equipment manufacturers.

          Gross Profit.

          For the three months ended June 30, 2002 and 2001

          Cost of revenues, including $0.3 million of deferred stock compensation, decreased to $8.8 million for the three months ended June 30, 2002, compared with $13.2 million in the comparable period of 2001. Gross profit as a percentage of revenues, or gross margin, decreased to a negative 77% for the three months ended June 30, 2002 compared with 62% for the comparable three months of 2001.  The negative gross margin during the three months ended June 30, 2002 is the result of certain significant charges, offset by certain credits, recorded against cost of revenues.  The significant items that effected gross margin during the three months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended June 30, 2002		Three Months Ended June 30, 2001
	In $ (000’s omitted)	Effect on gross margin	In $ (000’s omitted)	Effect on gross margin

Total cost of revenues	$8,774	(77)%	$13,166	63%
Inventory write down and related charges	(5,307)	107%	—	—
Fixed asset impairment charge	(1,051)	21%	—	—
Deferred stock compensation	(324)	7%	(445)	1%
Accrual adjustments	1,038	(21)%	—	—
Sale of written-off inventory	215	(4)%	—	—

Adjusted cost of revenues	$3,345	33%	$12,721	64%

          Excluding the impact of the above items, gross margins would have been 33% and 64% for the three months ended June 30, 2002 and 2001, respectively.  This decrease in gross margin is due to the decrease in sales volume as a result of reduced spending by communications equipment manufacturers.

          Inclusive of the above items, the decrease in gross margins was due predominantly to $5.3 million of inventory charges to reduce inventories to their net realizable value and to write off an advance made to a supplier. Included in the $5.3 million is a $4.8 million inventory write-down.  The inventory was written down to its net realizable value based upon our determination that excess quantities existed of certain modules and raw materials.  The excess quantities of the modules are the result of forecasted demand not developing as expected and the introduction of two new modules.  The new modules have enhanced performance and cost less to produce thereby rendering the older modules obsolete.  Accordingly, after allowing for forecasted demand and warranty issues, we wrote down this product to its net realizable value.  Certain raw materials were also written down based upon the reduction in forecasted demand for the finished goods that these raw materials were used to manufacture.   The remaining raw materials in excess of required demand have no alternative uses and therefore will be disposed.   Also included in this inventory charge is $0.5 million that relates to an advance to a supplier.  During 2000, we made advances to a finished goods supplier.  We had an agreement with the supplier that we would reduce the advance by applying a credit to the purchases we made from the supplier.   Our agreement stated that if we did not make sufficient purchases to utilize all of the advances, we would not require the supplier to repay the remaining balance.  Based upon our review of forecasted demand for the products that this supplier manufactures, we believe that it is unlikely that we will utilize the remaining advances.

          In conjunction with the lower forecasted demand discussed above, we performed an impairment analysis of our manufacturing assets.  Based upon review of future undiscounted cash flows which indicated an impairment, we recorded a $1.1 million impairment charge to write down these assets, which are all equipment, to their fair value.  Fair value was predominantly determined based upon quoted used equipment prices by independent third parties.

          The above charges were offset by the reversal of $1.0 million of certain accruals and the sale of inventory, with a cost of $0.2 million that was previously written down to its net realizable value during the first quarter of 2001.  The $1.0 million of accrual reversals pertains to accruals that existed at December 31, 2001 and March 31, 2002.  During the three months ended June 30, 2002, when final information to determine the adequacy of these accruals was obtained, the accruals were adjusted accordingly.  The sale of previously written down inventory relates to inventory that was written down during the first quarter of 2001 based upon information from the sole customer of the product that they were moving from GaAs to SiGe technology.  The customer’s transition from GaAs to SiGe has been delayed resulting in immaterial purchases of this inventory by the customer.  We do not expect any material orders for this product during the remainder of 2002 however, we will continue to disclose the effect of such sales on gross margin.

          During the three months ended June 30, 2002 compared to the comparable period in 2001, stock based compensation expense associated with cost of revenues did not fluctuate significantly.

          For the six months ended June 30, 2002 and 2001

          Cost of revenues, including $0.9 million of deferred stock compensation, decreased to $14.8 million for the six months ended June 30, 2002, compared with $29.9 million in the comparable period of 2001. Gross profit as a percentage of revenues, or gross margin, decreased to 2% for the six months ended June 30, 2002 compared with 55% for the comparable six months of 2001.  As discussed above, the significant reduction in gross margin during the six months ended June 30, 2002 is the result of the significant charges, offset by certain credits, recorded against cost of revenues during the three months ended June 30, 2002.  The significant items that effected gross margin during the six months ended June 30, 2002 and 2001 were as follows:

	Six Months Ended June 30, 2002		Six Months Ended June 30, 2001
	In $ (000’s omitted)	Effect on gross margin	In $ (000’s omitted)	Effect on gross margin

Total cost of revenues	$14,783	2%	$29,886	55%
Inventory write down and related charges	(5,307)	35%	(4,895)	8%
Fixed asset impairment charge	(1,051)	7%	—	—
Deferred stock compensation	(888)	6%	(921)	1%
Accrual adjustments	1,038	(7)%	—	—
Sale of written-off inventory	735	(5)%	—	—

Adjusted cost of revenues	$9,310	38%	$24,070	64%

          Excluding the impact of the above items, gross margins would have been 38% and 64% for the six months ended June 30, 2002 and 2001, respectively.  As noted above, the decrease in gross margin is due to the decrease in sales volume as a result of reduced spending by communications equipment manufacturers.   For the six months ended June 30, 2002, gross margin is increased due to the sale of inventory, with a cost of $0.7 million that was previously written down to its net realizable value during the first quarter of 2001.  The sale of previously written down inventory relates to inventory that was written down during the first quarter of 2001 based upon information from the sole customer of the product that they were moving from GaAs to SiGe technology.  The customer’s transition from GaAs to SiGe has been delayed resulting in immaterial purchases of this inventory by the customer.  We do not expect any material orders for this product during the remainder of 2002 however, we will continue to disclose the effect of such sales on gross margin.  The other items effecting cost of revenues are discussed above.

          Included in the $4.9 million inventory charge during the six months ended June 30, 2001 is a $4.3 million inventory write-down required as a result of a migration by certain of our customers from GaAs-based products to comparable SiGe-based products.  Also included in this inventory charge is $0.6 million that relates to consigned inventories located at our finished goods suppliers. The charge is the result of inventory shrink and lower than expected production yields during the three months ended March 31, 2001 at these finished goods suppliers.

          During the six months ended June 30, 2002 compared to the comparable period in 2001, stock based compensation expense associated with cost of revenues did not fluctuate significantly.

          Research and Development.   Research and development expenses, excluding deferred stock compensation, decreased to $11.9 million for the three months ended June 30, 2002 compared with $13.3 million for the three months ended June 30, 2001. As a percentage of revenues, research and development expenses increased to 241% for the three months ended June 30, 2002 compared with 38% for the same period in 2001.  During the six month period ended June 30, 2002 compared with the comparable period in 2001, research and development expenses, excluding deferred stock compensation, decreased to $24.7 million compared with $25.8 million, respectively and, as a percentage of revenues, increased to 164% compared with 39%, respectively.  The increase as a percent of revenues was due to the reduction in revenues discussed above.  The decrease in dollars is the result of our focused spending on projects that we believe will be accretive to revenues in the near term and our company wide expense reduction programs.  The decrease in absolute dollars is also due to the reversal of an accrual of $0.8 million during the three months ended June 30, 2002.  During the three months ended June 30, 2002, additional data was obtained which provided us with enough information to adjust the accrual downward.  Despite the reduction in communications equipment manufacturers spending, we will continue to strategically invest in research and development and seek to build relationships with an expanding global customer base of communications equipment manufacturers.   For the three and six months ended June 30, 2002, stock based compensation expense associated with research and development increased $0.4 million due to restricted stock grants to engineering personnel.

          Sales and Marketing.   Sales and marketing expenses, excluding deferred stock compensation, decreased to $3.7 million for the three months ended June 30, 2002, compared with $4.5 million for same period of 2001. As a percentage of revenues, sales and marketing expenses increased to 75% during the three months ended June 30, 2002 compared with 13% during the comparable period of 2001. During the six month period ended June 30, 2002 compared with the comparable period in 2001, sales and marketing expenses, excluding deferred stock compensation, decreased to $7.7 million compared with $8.0 million, respectively and, as a percentage of revenues, increased to 51% compared with 12%, respectively. The decrease in absolute dollars was due primarily to our concentrated effort to reduce expenses coupled with an accrual reversal of $0.5 million. The increase as a percentage of revenues is due primarily to the reduced revenues discussed above.  For the three and six months ended June 30, 2002, there was no material change in stock based compensation expense associated with sales and marketing as compared with the comparable period in 2001.

          General and Administrative.   General and administrative expenses, excluding deferred stock compensation, decreased to $2.1 million for the three months ended June 30, 2002, compared with $3.3 million for the comparable period in 2000. As a percentage of revenues, general and administrative were 42% for the three months ended June 30, 2002, compared with 9% for the three months ended June 30, 2001. During the six month period ended June 30, 2002 compared with the comparable period in 2001, general and administrative expenses, excluding deferred stock compensation, decreased to $4.5 million compared with $6.3 million, respectively and, as a percentage of revenues, increased to 30% compared with 10%, respectively.  The decrease in absolute dollars was due primarily to our focused efforts to leverage our general and administrative expenses by eliminating unnecessary spending and avoiding future costs before they occur.  The decrease in stock-based compensation expense associated with general and administrative expenses during the three and six months ended June 30, 2002 compared with the comparable periods in 2001 is due predominantly to the reduction in the rate of amortization of deferred stock based compensation as a result of being further into vesting periods.  As the vesting period progresses, the amount of deferred stock based compensation amortized into expense decreases.

          Deferred Stock Compensation.   Operating expenses included amortization of deferred stock compensation of $2.5 million and $4.7 million for the three and six months ended June 30, 2002, respectively, compared with $2.3 million and $4.9 million for comparable periods in 2001.   There is no material change, however; deferred stock compensation associated with stock options decreased offset by deferred stock compensation associated with restricted stock grants since the fourth quarter of 2001.  The decrease in the deferred stock compensation associated with stock options is due to a greater proportion of deferred stock compensation expense being recognized earlier in the vesting period coupled with the cancellation of options due to employee terminations.  Under the graded vesting method of amortization, a greater proportion of deferred stock compensation is recorded in the earlier years of the vesting period.  Since the most significant portion of deferred stock based compensation was recorded on option grants in 2000 and early 2001, much of the deferred stock based compensation associated with these grants has already been amortized as expense.  Since our initial public offering in June 2001, we have not issued any stock options with an exercise price below fair value that would require the recognition of any deferred stock compensation.  However, during the latter part of 2001 and during the first and second quarters of 2002, we issued restricted stock to certain of our employees.  The deferred stock compensation associated with these restricted stock grants is being amortized over the vesting period, which generally ranges from six months to three years.  The deferred stock compensation associated with the restricted stock grants will increase deferred stock compensation expense in future quarters.

          In June 2002 and as amended in July 2002, we initiated a voluntary stock option exchange program to our employees, officers and board members located in the United States and Europe. The program commenced on June 24, 2002, and as amended, participants will be able to tender for cancellation stock options to purchase our Class A common stock that have an exercise price equal to or greater than $1.35 per share for replacement options to purchase Class A common stock to be granted on a date which is at least six months plus one day from the date of cancellation of the tendered options.   The cancellation date is currently expected to be August 30, 2002.  The exercise price of the replacement options will be equal to 100 percent of the market price of our Class A common stock on the grant date of the replacement options. The terms and conditions of the replacement options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled.  During the third quarter ending September 30, 2002, the deferred stock compensation associated with the stock options that are tendered in connection with this offer will be accelerated into the statement of operations.

          Other Income and Expenses, Net.  Other income increased to $95,000 for the three months ended June 30, 2002, compared with other income of $44,000 for the three months ended June 30, 2001. Other income increased to $0.5 million for the six months ended June 30, 2002, compared with $0.2 million during the comparable six months of 2001.  The increase is due to higher interest income as a result of having a higher average cash balance during the three and six months ended June 30, 2002 from the proceeds of our June 2001 initial public offering offset by an increase of $0.2 million, during the three months ended June 30, 2002, and $0.1 million, during the six months ended June 30, 2002, of losses from our investment accounted for under the equity method of accounting and higher interest expense resulting from software and equipment financings during 2001 and the first quarter of 2002.

          Net Income (Loss).  Net loss was $44.0 million and $54.5 million for the three and six months ended June 30, 2002, respectively, compared with $0.9 million and $5.3 million for the three and six months ended June 30, 2001, respectively.  The increase in net loss is predominantly due to the items discussed above including the reduction in revenue and the corresponding decrease in gross profit, the inventory write downs and related charges and the fixed asset impairment charge.  In addition to the items discussed above, the net loss is also increased by our recognition of a valuation allowance against all of our deferred tax assets.  During the three months ended June 30, 2002, we concluded that significant uncertainty existed surrounding the recoverability of our deferred tax assets. On a quarterly basis, we assesses the recoverability of our deferred tax assets by reviewing a number of factors, including operating trends, the scheduled reversal of deferred tax liabilities and future projections of taxable income, to determine whether a valuation allowance is required to reduce such deferred tax assets to an amount that is more likely than not to be realized.  We considered the following factors that occurred during the three months ended June 30, 2002 in assessing the recoverability of our deferred tax assets: (i) further announced reductions in 2002 capital spending by the major telecommunication service providers and industry analysts forecasting a further reduction in capital spending in 2003, (ii) significant workforce reductions within the telecommunications and related industries, (iii) continued poor visibility of customer orders, (iv) a depressed capital market which makes obtaining new capital difficult and (v) a lower than expected demand for 10 gigabit products.

          Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable, we believe that significant uncertainty exists surrounding the recoverability of the deferred tax assets.  Accordingly, during the three months ended June 30, 2002, we recorded a valuation allowance equal to our deferred tax assets.  As a result of recording the valuation allowance, $20.8 million was charged to income tax expense and $12.2 million was charged against additional paid-in capital.  The $12.2 million charge against additional paid-in capital represents deferred tax assets that were recorded as a result of employee stock option and warrant exercises.

LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 2002, we had cash and cash equivalents and short-term investments of  $79.7 million.

          Cash used in operating activities was $7.6 million during the six months ended June 30, 2002 compared with $3.1 million during the six months ended June 30, 2001.  Net loss of $54.5 million includes non-cash charges of $6.4 million for depreciation and amortization, $5.6 million for amortization of deferred stock compensation, $1.1 million of asset impairment charges, $5.3 million of inventory write down and related charges and deferred tax expense of $14.4 million.  The increase in cash used in operating activities is due to the significant reduction in revenues discussed above.

          Cash provided by investing activities increased to $2.8 million for the six months ended June 30, 2002 from $11.7 million of cash used in investing activities for the six months ended June 30, 2001.  The increase is due to the net sale of $8.9 million of marketable securities during the six months ended June 30, 2002 coupled with a decrease in fixed asset purchases.  The proceeds from the sale of marketable securities were used predominantly for operating purposes and to pay certain financing obligations that were due.

          Cash provided by financing activities was $0.9 million for the six months ended June 30, 2002 compared with $76.0 million for the six months ended June 30, 2001. The decrease in cash provided by financing activities is predominantly due to the proceeds from our initial public offering in June 2001.  During 2002, our debt payments increased due to software and equipment financings that were entered into during the latter part of 2001 and during the first quarter of 2002.  In addition, we made a $0.5 million loan to our Co-chairman and Executive Vice President.  The loan was made to assist the officer with the purchase of a new home upon his transfer from our European headquarters in Germany to our California facility.  During August 2002, we announced that this officer will depart from the Company on December 31, 2002 and accordingly, such loan is due on or before January 30, 2003. During the six months ended June 30, 2002, we secured financing of $8.4 million through vendor financings and negotiated extended payment terms (generally payable within 12 months from purchase date) for another $2.6 million for some of our equipment and software needs.

          During April 2002, we entered into an unsecured $6.0 million credit facility with Comerica Bank-California.  All amounts drawn down under this facility must be used for the purchase of capital assets.  The amount drawn down under the facility from May 2002 through October 2002 will be converted into a 30-month term loan (referred to as Tranche A).  The amount drawn down under the facility from November 2002 through April 2003 will also be converted into a 30-month term loan (referred to as Tranche B).  The Tranche A and B term loans will have a fixed interest rate determined at 150 basis points above the three year Treasury Note at the time such amounts are converted into their respective term loan.  During each six-month draw down period, only monthly interest payments are due.  During this period, interest is calculated at the London Interbank Offered Rate (“LIBOR”) plus 150 basis points.  The agreement requires that the Company maintain i) a liabilities to tangible net worth ratio of .50 to 1, ii) a minimum cash balance of $50 million and iii) at least $12 million invested at Comerica Bank-California. During the six months ended June 30, 2002, $3.0 million was drawn down under Tranche A described above, of which $0.8 million, plus interest, is due within the next 12 months.

          Cash and cash equivalents and short-term investments decreased to $79.7 million at June 30, 2002 from $92.7 million on December 31, 2001 due predominantly to the use of cash in operating activities coupled with fixed asset purchases discussed above.

          Cash and cash equivalents and short-term investments are expected to decrease throughout the remainder of 2002.  We expect that our net cash usage will range from $16 to $18 million during the third quarter of 2002 and $13 to $15 million during the fourth quarter of 2002.  This cash usage excludes approximately $6 to $8 million of cash usage that is expected to occur during the third quarter of 2002 relating to our recently announced corporate realignment plan.  Given the short maturity of our short-term investments and their high liquidity, a material change in interest rates will not materially affect our liquidity.  We believe that our current cash position, availability under our new credit facility and the availability of vendor financings will satisfy our projected working capital and capital expenditure requirements through at least the next 12 months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”  Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  We do not expect that the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

          In July 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  This differs from prior guidance, which required the liability to be recognized when a commitment plan was put into place.   Statement No. 146 also establishes that fair value is the objective for initial measurement of the liability.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  We do not expect that the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

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

          As used in this Form 10–Q, “company,” “we,” “us,” “our,” “Multilink” and “Multilink Technology” refer to Multilink Technology Corporation and its subsidiary companies.

RISK FACTORS

Our quarterly revenues and operating results have declined substantially and are expected to continue to decline because of a number of factors, any one of which could adversely affect our stock price.

          Our revenues declined substantially in the first and second quarters of 2002, and we anticipate an additional, decline in the third quarter of 2002.  Due to general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future.  In particular, we expect our revenues to be significantly lower and loss per share to be greater for fiscal 2002 than in fiscal 2001.  Future fluctuations in operating results may be caused by a number of factors, many of which are outside our control.  Factors that could affect our future operating results include the following:

•	the reduction, rescheduling or cancellation of orders by any of our customers or prospective customers;

•	the loss of major customers;

•	our ability to introduce new products and technologies on a timely basis;

•	the success and market acceptance of our recently announced corporate realignment plan;

•	the announcement or introduction of new products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	market acceptance of our products and of our customers’ products;

•	the ability of our customers to obtain components from their other suppliers;

•	fluctuations in manufacturing yields and inventory levels;

•	the availability of external foundry capacity, purchased parts and raw materials;

•	costs associated with acquisitions and the integration of acquired operations;

•	general communications and semiconductor industry conditions; and

•	general economic conditions.

          In the first and second quarters of  2002, we continued to identify areas of cost reduction in an effort to bring our expenses in line with our reduced revenue expectations.  However, for at least the next several quarters, we do not expect that these measures, implemented in the fourth quarter of 2001, will be sufficient to offset lower revenues, and as such, we expect to continue to incur increased net losses.  During August 2002, we announced a significant corporate realignment plan that includes workforce reductions, the consolidation of facilities through closure of certain locations, a reduction in the level of activity at other locations and potential asset impairment charges.  We expect to record a charge during the third quarter of 2002 in the range of $13.0 million to $15.0 million as a result of this plan.  In the past, we have recorded significant new product and process development costs because our policy is to expense these costs at the time that they are incurred.  We may incur these types of expenses in the future.  These additional expenses will have a material and adverse effect on our results in future periods.  The occurrence of any of the above-mentioned factors could have a material adverse effect on our business and on our financial results.

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

In the past, securities class action litigation has often been instituted against companies following periods of volatility and decline in the market price of such companies’ securities.  If instituted against us, regardless of the outcome, such litigation could result in substantial costs and diversion of our management’s attention and resources and have a material adverse effect on our business, financial condition and results of operations.  We could be required to pay substantial damages, including punitive damages, if we were to lose such a lawsuit.

Our Class A common stock could be delisted from the Nasdaq National Market

          In July, 2002, we were notified by Nasdaq that, based upon its review of price data for our Class A common stock, the closing bid price for the Class A common stock was less than $1.00 per share during the relevant review period of thirty consecutive trading days, which is a requirement for continued inclusion of the Class A common stock on the Nasdaq National Market.  If we are unable to demonstrate compliance with this requirement for ten consecutive trading days during the 90 calendar days ending September 30, 2002, the Class A common stock may be delisted.  If a delisting were to occur, our Class A common stock may trade on the Nasdaq SmallCap Market, on the OTC Bulletin Board, or in the “pink sheets” maintained by the National Quotation Bureau, possibly adversely affecting its liquidity.  In addition, some institutional investors have internal policies preventing the purchase of stocks trading on the Nasdaq SmallCap Market, the OTC Bulletin Board, or the “pink sheets”, which could also negatively affect the marketability of the Class A common stock.  Accordingly, if our Class A common stock were no longer to trade on the Nasdaq National Market, its market price could be adversely impacted.

Our proposed reverse stock split may adversely affect the market price of our stock

          On July 18, 2002, our board of directors authorized an amendment to our articles of incorporation to effect a reverse stock split for the purpose of increasing the market price of our Class A common stock above the Nasdaq minimum of $1.00.  Under the proposed amendment, each outstanding 5, 6, 7, 8, 9 or 10 shares of our Class A common stock and Class B common stock would be converted into one share of Class A common stock or Class B common stock, as applicable.  The proposed reverse stock split is subject to shareholder approval, and the board of directors has the authority to determine which, if any, of the conversion ratios within this range will be used.    The effect of the reverse stock split upon the market prices for our Class A common stock cannot be accurately predicted.  In particular, there is no assurance that prices for shares of the Class A common stock after the reverse stock split will be proportionately higher than the prices for shares of the Class A common stock immediately prior to the reverse stock split.  Furthermore, there can be no assurance that the market price of the Class A Common Stock immediately after the proposed reverse stock split will be maintained for any period of time.  Even if an increased share price can be maintained, the reverse stock split may not achieve the desired results which have been outlined above.  Moreover, because some investors may view the reverse stock split negatively, there can be no assurance that the reverse stock split will not adversely impact the market price of our Class A common stock or, alternatively, that the market price following the reverse stock split will either exceed or remain in excess of the current market price.

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

          Historically, a relatively small number of customers has accounted for a majority of our revenues.  Our three largest customers accounted for approximately 65% of our revenues for the six months ended June 30, 2002, 71% of our revenues in 2001, and 73% of our revenues in 2000.  Our top three customers for the six months ended June 30, 2002 were TyCom, Alcatel and Lucent, representing approximately 30%, 22% and 13% of our revenues, respectively.  Our top three customers for the year ended December 31, 2001 were TyCom, Alcatel and Marconi, representing approximately 34%, 29% and 8% of our revenues, respectively.  Our top three customers in 2000 were Lucent, Alcatel and Cisco, representing approximately 34%, 28% and 11% of our revenues, respectively.  We anticipate that relatively few customers will continue to account for a significant portion of our revenues.  A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers in any period could significantly reduce our revenues and any profits.

We have incurred net losses in the past and expect to incur net losses in the future.

          We had net losses of $3.7 million in 2000, $12.4 million in 2001 and $54.5 million for the six months ended June 2002.  Additionally, although we intend to engage in a previously announced corporate realignment, our ability to achieve and maintain profitability could still be materially affected if we fail to significantly increase our revenues.  We anticipate incurring net losses for the foreseeable future.

Our corporate realignment plan may not be successful

          On August 8, 2002, we announced a corporate realignment plan that will be initiated during the third quarter of 2002 and that we expect will be substantially completed by December 31, 2002.  The plan includes workforce reductions, the consolidation of facilities through closure of certain locations, a reduction in the level of activity at other locations and expected asset impairment charges.  We have estimated the total third quarter charge to be in the range of $13.0 million to $15.0 million.  Although we are making every effort to reduce our expenses, we still expect to incur significant net losses in the foreseeable future due predominantly to our decrease in revenues.

          Realignment plans require significant managerial resources to execute and we may fail to achieve our targeted goals.  In establishing the realignment plan, we may have incorrectly anticipated the demand for our products, we may be forced to restructure further or may incur further operating charges due to poor business conditions and some of our product development initiatives may be delayed due to the reduction in our development resources and personnel.

Declining activity in the build–out of the communications infrastructure and uncertainties in network service providers’ purchasing programs, as well as consolidation in the network service provider industry, may adversely affect our future business and operating results.

          Our business prospects depend substantially on the continued build–out of the communications infrastructure.  Almost all telecommunication service providers have curtailed the level of their capital expenditures on their infrastructure build–out, which has significantly reduced the demand for our products by communications equipment manufacturers.  This slowdown has caused our revenues and backlog to decline substantially.  Our revenues declined in the first and second quarters of 2002, compared to the comparable periods in 2001 and the fourth quarter of 2001, and we recently announced that we expect our revenues to decline further in the third quarter of 2002, compared with the second quarter of 2002.  In addition, network service providers typically purchase network equipment pursuant to multi–year purchasing programs that may increase or decrease on a monthly basis as the providers adjust their capital equipment budgets and purchasing priorities.  Network service providers’ further curtailment or termination of purchasing programs or decreases in capital budgets could materially and adversely affect our revenue and business prospects.  This is particularly true if significant and unanticipated by our communications equipment manufacturer customers and us.  Additionally, consolidation among network service providers may cause delays in the purchase of our products and a reexamination of strategic and purchasing decisions by these network service providers and our current and potential communications equipment manufacturer customers, including delaying the expansion of 10 Gb/s systems and the migration to 40 Gb/s systems, which could harm our business and financial condition.

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

          We sell substantially all of our products based on individual purchase orders, rather than long–term contracts.  As a result, our customers generally can cancel or reschedule orders on short notice and are not obligated to purchase a specified quantity of any product.  For example, we had significant order cancellations during 2001.  We cannot assure you that our existing customers will continue to place orders with us, that orders by existing customers will be repeated at current or historical levels or that we will be able to obtain orders from new customers.  We cannot predict the size, timing or terms of incoming purchase orders; therefore, decreases in the number or size of orders or the development of customer orders with new terms may adversely affect our business and operating results.

          Because we do not have substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand that are highly unpredictable and can fluctuate substantially.  In anticipation of long lead times to obtain certain inventory and materials, we order materials in advance of anticipated customer sales.  This advance ordering might result in excess inventory levels or unanticipated inventory write–downs if our customers cancel orders or change the specifications for their orders.  If we are unable to plan inventory and production levels effectively, our business and operating results could be materially harmed.

We compete in highly competitive markets, against competitors with longer operating histories, greater name recognition, greater resources or larger market capitalization.  Our failure to compete effectively would harm our business.

          The markets in which we compete are highly competitive.  Our ability to compete successfully in our markets depends on a number of factors, including:

•	product time–to–market;

•	product performance;

•	product price;

•	product quality; product reliability;

•	success in designing and subcontracting the manufacture of new products that implement new technologies;

•	market acceptance of our competitors’ products;

•	efficiency of production;

•	expansion of production of our products for particular systems manufacturers; and

•	customer support and reputation.

          We compete primarily against Agere, Applied Micro Circuits, Broadcom, Giga (acquired by Intel), Infineon, JDS Uniphase, Maxim, Mindspeed (a Conexant company), NEL, Nortel (microelectronics division), NTT Electronics, Philips, PMC–Sierra, Vitesse and various start–ups.  Many of our competitors operate their own fabrication facilities and have longer operating histories and a greater presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, distribution, technical and other resources.  As a result, our competitors may be able to adapt more quickly to new or emerging technologies, changes in customer requirements or devote greater resources to the promotion and sale of their products.  In addition, our competitors may develop technologies that more effectively address the transmission of digital information through existing analog infrastructures at a lower cost, thereby rendering our products obsolete.  Our competitors that have large market capitalization or cash reserves are also better positioned than we are to acquire other companies, thereby obtaining new technologies or products.  Any of these acquisitions could give our competitors a strategic advantage that could adversely affect our business, financial condition and results of operations.  Additionally, these competitors’ resources place them in a stronger position to weather a continued downturn in our industry.

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

          We may be required, or could elect, to seek additional funding at any time.  Although we have initiated cost reduction programs during the fourth quarter of 2001 and have announced a third quarter of 2002 corporate realignment plan to further reduce expenses, we may still need additional capital. The market for our products has developed at a slower pace than anticipated, and we have failed to continue to expand our market share; accordingly, we have continued to utilize significant amounts of capital.  If cash from available sources is insufficient, or if cash is used for acquisitions or other unanticipated uses, we may need additional capital sooner than anticipated.  In the event we are required, or elect, to raise additional funds, we may not be able to do so on favorable terms, if at all.

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

          Our success depends in part upon the continued service of our executive officers, particularly Dr. Richard N. Nottenburg, our President, Chief Executive Officer and Chairman of the Board.  Dr. Nottenburg does not have an employment or non–competition agreement with us.  The loss of Dr. Nottenburg would be detrimental to our ongoing operations and prospects.  In August, 2002, Eric Pillmore, our Vice President of Finance and Chief Financial Officer, resigned to pursue other opportunities, and Dr. Jens Albers, our Executive Vice President and Co-chairman of the Board, retired from his full-time duties as an officer and director, and announced that he will leave our company on December 31, 2002.  While we have replaced Mr. Pillmore and reassigned Dr. Albers’ responsibilities to other members of management, our future success will depend in part on how effectively we can carry out our business plan in their absence.

We will lose significant customer sales and may not be successful if customers and prospective customers do not qualify our products to be designed into their systems.

          Because our products must function as part of a larger system or network, our customers often undertake extensive qualification processes prior to placing large product orders.  Once communications equipment manufacturers decide to use a particular supplier’s products or components, they incorporate those products or components into their system design, which are known as design-wins.  Suppliers who fail to achieve design-wins are unlikely to make sales to those customers for particular projects until at least the adoption of future redesigned systems.  Even then, many companies may be reluctant to incorporate entirely new products into their new system designs, as this could involve significant additional redesign efforts.  If we fail to achieve design–wins we will lose the opportunity for significant sales to those customers for a lengthy period of time.  Although a design–win increases the likelihood that our products will be incorporated into the systems of our customers or prospective customers, it does not obligate that customer or prospective customer to purchase specified quantities of our products.

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

          We rely on the combination of maskwork protection under the Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secrets, employee and third–party nondisclosure agreements and licensing arrangements to protect our intellectual property.  Despite these efforts, we cannot be certain that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our intellectual property, or disclose such intellectual property, or that we can meaningfully protect our intellectual property.

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

          Any litigation relating to the intellectual property rights of third parties, whether or not determined in our favor or settled by us, could be costly and could divert the efforts and attention of our management and technical personnel.  In the event of any adverse ruling in any litigation, we could be required to:

•	pay substantial damages;

•	cease the manufacturing, use and sale of certain products;

•	discontinue the use of certain process technologies; and

•	obtain a license from the third–party claiming infringement, which might not be available on reasonable terms, if at all.

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

          International sales accounted for approximately 17% of our revenues for the six months ended June 30, 2002, 24% of our revenues for the year ended December 31, 2001, and 27% of our revenues in 2000.  International sales may continue to account for a significant portion of our revenues, and as a result, we will be subject to certain risks associated with international sales, including:

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

If we become subject to unfair hiring claims we could incur substantial costs in defending ourselves, or our management’s attention could be diverted away from our operations.

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

Our dependence on third–party manufacturing and supply relationships could negatively impact the production of our products and significantly harm our business.

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

          Our wafer and product requirements represent a small portion of the total production of the third–party foundries that manufacture our products.  As a result, we are subject to the risk that our external foundries may not continue to devote resources to the continued development and improvement of the process technologies on which the manufacturing of our products are based.  This could increase our costs and harm our ability to deliver our products on time.

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

          Our customers typically require that we commit to provide specified quantities of products over a given period of time.  We may be unable to deliver sufficient quantities of our products for any of the following reasons:

•	our reliance on third–party manufacturers;

•	our limited infrastructure, including personnel and systems;

•	the limited availability of raw materials;

•	competing customer demands; and

•	transportation.

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

          The markets we serve frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry–wide basis.  Products for communications applications, as well as for high–speed computing applications, are based on continually evolving industry standards.  A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on existing transmission standards.  However, our ability to compete in the future will depend on our ability to identify and ensure compliance with evolving industry standards.

          The emergence of new industry standards could render our products incompatible with products developed by major communications equipment manufacturers.  If our products are unable to support the new features, the enhanced integration of functions or the performance levels required by communications equipment manufacturers in these markets, we would likely lose business from an existing or potential customer.  Moreover, we would not have the opportunity to compete for new business until the next product transition occurs.  As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards.  If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design–wins.

          Moreover, to improve the cost–effectiveness and performance of our products, we may be required to transition one or more of our products to process technologies with smaller components, other materials or higher speeds.  We may not be able to improve our process technologies and develop or otherwise gain access to new process technologies in a timely or cost–effective manner.  We could record expenses or charges associated with such a transition. For example, we wrote off $4.3 million of our inventory in the first quarter of 2001, which resulted from a transition from certain GaAs products to SiGe products and an order cancellation, reducing our gross profit.

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

Necessary licenses of third–party technology may not be available to us or may be prohibitively expensive, which could adversely affect our ability to produce and sell our products.

          From time to time we may be required to license technology from third parties to develop new products or product enhancements.  We cannot assure you that third–party licenses will be available to us on commercially reasonable terms, if at all.  Our inability to obtain any third–party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, if at all, any of which could seriously harm our ability to sell our products.

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

          We currently have approximately 49,800,000 shares of Class A common stock outstanding, with each share entitling the holder to one vote.  We currently have 26,000,000 shares of Class B common stock outstanding, each of which entitles the holder to ten votes.  All of the Class B common stock is held by officers, directors or other persons or entities owning 5% or more of the outstanding shares of our common stock.

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

          We are exposed to fluctuations in the Euro, lita and the Israeli shekel.  During 2001, we opened sales offices in Canada, Italy and the United Kingdom and are now exposed to fluctuations in the Canadian dollar and British pound. The expenses of our foreign sales offices are not material.  During the six months ended June 30, 2002, total expenses denominated in these currencies were $8.2 million or  15% of total expenses before a benefit for income taxes.  For the six months ended June 30, 2002, expenses denominated in the Euro represented approximately $4.7 million of foreign expenses and expenses denominated in the shekel were approximately $3.1 million for the same time period. We expect that our foreign expenses will decrease as we begin executing our corporate realignment plan that was announced on August 8, 2002.

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

Interest Rate Risk

          Software and Equipment Financings

          All of our vendor software and equipment financings have a fixed interest rate and are not subject to interest rate fluctuations.  The Tranche A and B term loans of our credit facility have a fixed interest rate determined at 150 basis points above the three year Treasury Note at the time such amounts are converted into their respective term loan.  During each six-month draw down period under the credit facility, only monthly interest payments are due.  During this period, interest is calculated at the London Interbank Offered Rate (“LIBOR”) plus 150 basis points.   An immediate 100 basis point fluctuation in these rates would not have a material impact on our financial condition, results of operations or cash flows.

          Short-term Investments

          At June 30, 2002, our investment portfolio included fixed and floating rate securities of $33.9 million.  The maximum maturity of these investments is 12 months with an overall dollar-weighted maturity of the portfolio of less than six months.  Fixed rate securities are subject to interest rate risk and will decline in value if interest rates increase whereas floating rate securities may produce less income than expected if interest rates decrease.  Accordingly, our future investment income may not meet expectations as a result of interest rate fluctuations or a loss of principal may occur if we were to sell securities that have declined in market value as a result of interest rate fluctuations.  As a result of the relatively short average maturity of the portfolio, an immediate 100 basis point increase in interest rates would not have a material impact on our financial condition, results of operations or cash flows.

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

Critical Accounting Policies

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  We believe the most critical accounting policies that are significantly affected by these estimates include allowance for doubtful accounts receivable, inventory reserves, valuation allowance for deferred tax assets, warranty accruals, related party transactions and equity-based compensation.

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

          Valuation allowance for deferred tax assets.  We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized.  During the three months ended June 30, 2002, we concluded that significant uncertainty existed surrounding the recoverability of our deferred tax assets.  On a quarterly basis, we assesses the recoverability of our deferred tax assets by reviewing a number of factors, including operating trends, the scheduled reversal of deferred tax liabilities and future projections of taxable income, to determine whether a valuation allowance is required to reduce such deferred tax assets to an amount that is more likely than not to be realized. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable, we believe that significant uncertainty exists surrounding the recoverability of the deferred tax assets.  Accordingly, during the three months ended June 30, 2002, we recorded a valuation allowance equal to our deferred tax assets.

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

          Equity-based compensation.  As part of our compensation and retention structure, we grant employees, officers and directors stock options and restricted stock.  Prior to our initial public offering during June 2001, most of our stock options were issued at an exercise price lower than our estimated fair market value.  The difference between the exercise price and the estimated fair market value of the options is recorded as a separate component of shareholders’ equity as deferred stock compensation and amortized into expense over the vesting period of the options.  Subsequent to our initial public offering, we did not issue any options with an exercise price lower than the fair market value of our stock on the option grant date.  When we issue restricted stock, we also record deferred stock compensation for the difference between the exercise price, which is zero, and the fair market value of our stock on the grant date of the restricted stock.  This amount is also amortized into expense over the vesting period of the restricted stock.  We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price.  We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, and Emerging Issues Task Force Consensus on Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  We are amortizing deferred stock compensation using the graded vesting method, in accordance with Financial Accounting Standards Board Interpretation No. 28, over the vesting period of each respective option or restricted stock award, which ranges from six months to four years.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

In May 2002, a complaint was filed in Los Angeles Superior Court against us, our Chief Executive Officer and our former Executive Vice President arising out of an alleged oral joint venture agreement between the plaintiff, us and the named officers in connection with the development of our subsidiary in Israel. The action claims that we and the named officers breached an oral agreement to deliver to the plaintiff a warrant to purchase at least 100,000 shares of our common stock at a price of $1.30 per share, and seeks damages in excess of $1.0 million. Although we have denied the allegations in the complaint and believe that they are without merit, we cannot predict the outcome of the litigation.

Item 2.	Changes in Securities and Use of Proceeds

(a)	None

(b)	None

(c)	None

(d)	None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 30, 2002 for the purposes of electing our directors and to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2002 fiscal year.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

Election of Directors

Nominee	For	Withheld

Dr. Richard N. Nottenburg	255,063,485	55,004,599

Dr. Jens Albers	255,063,485	55,004,599

Dr. Stephen R. Forrest	255,113,884	54,954,200

G. Bradford Jones	255,218,884	54,849,200

James M. Schneider	310,018,884	49,200

John Walecka	255,218,884	54,849,200

Edward J. Zander	310,018,884	49,200

Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2002 fiscal year:

For	Against	Abstain

252,912,085	135,837	57,020,162

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

We filed the following current reports on Form 8-K during the three months ended June 30, 2002:

1) On May 1, 2002, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed first quarter 2002 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTILINK TECHNOLOGY CORPORATION

Date: August 14, 2002	/s/ John U. Soenksen

John U. Soenksen
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)