Form 10-Q
period 2002-09-30
MULTILINK TECHNOLOGY CORP
filed 2002-11-14
CIK 1114068

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Commission File Number: 000-31851

MULTILINK TECHNOLOGY CORPORATION

(Exact Name of Registrant as Specified in its Charter)

California	95-4522566

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

300 Atrium Drive, 2nd Floor, Somerset, New Jersey	08873

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 537-3700

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

          As of November 11, 2002, the number of shares of the Registrant’s common stock, $0.0001 par value per share, issued and outstanding, were: 4,984,930 shares of Class A Common Stock and 2,600,000 shares of Class B Common Stock.

MULTILINK TECHNOLOGY CORPORATION

FORM 10-Q

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for per share amounts)
(unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$44,226	$49,779
Short term investments	21,291	42,903
Accounts receivable, net	811	20,309
Inventories	2,686	8,735
Prepaid expenses and other current assets	4,040	10,485

Total current assets	73,054	132,211

Property and equipment, net	24,257	28,160
Deferred income taxes	—	22,790
Other assets	1,362	4,352

Total assets	$98,673	$187,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,228	$8,826
Accrued expenses	19,257	20,506
Accrued warranty costs	435	1,293
Software and equipment financing—current portion	5,213	1,995
Lease obligations—current portion	976	1,060
Income taxes payable	1,059	—

Total current liabilities	33,168	33,680

Lease obligations—net of current portion	—	221
Software and equipment financing—net of current portion	6,430	1,452

Commitments and contingencies
Shareholders’ equity:
Common stock, $.0001 par value:
Class A	1	4
Class B	—	3
Additional paid-in-capital	183,288	192,212
Deferred stock compensation	(5,291)	(15,207)
Accumulated deficit	(118,632)	(24,851)
Accumulated other comprehensive income	310	117
Shareholder loan	(483)	—
Treasury stock, at cost	(118)	(118)

Total shareholders’ equity	59,075	152,160

Total liabilities and shareholders’ equity	$98,673	$187,513

See accompanying notes to condensed consolidated financial statements.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Total revenues	$1,771	$37,603	$16,821	$103,774

Cost of revenues
Product	1,847	13,267	9,384	37,337
Inventory write down and related charges	—	—	5,307	4,895
Fixed asset impairment	—	—	1,051	—
Deferred stock compensation	549	646	1,437	1,568

Total cost of revenues	2,396	13,913	17,179	43,800

Gross (loss) profit	(625)	23,690	(358)	59,974

Operating expenses:
Research and development, excluding deferred stock compensation	11,566	14,386	36,304	40,181
Sales and marketing, excluding deferred stock compensation	3,059	5,051	10,711	13,085
General and administrative, excluding deferred stock compensation	1,874	2,892	6,340	9,148
Deferred stock compensation	4,762	2,334	9,476	7,218
Investment impairments and related charges	4,906	—	4,906	—
Corporate realignment	12,255	—	12,255	—

Total operating expenses	38,422	24,663	79,992	69,632

Operating loss	(39,047)	(973)	(80,350)	(9,658)
Other income and expenses
Interest expense	(198)	(137)	(480)	(322)
Other income, net (including $362 and $676 of equity losses in affiliate during the three and nine months in 2002, respectively, and $176 and $383 in 2001, respectively)	36	658	804	1,002

Loss before provision (benefit) for income taxes	(39,209)	(452)	(80,026)	(8,978)
Provision (benefit) for income taxes	61	(1,827)	13,755	(5,048)

Net income (loss)	(39,270)	1,375	(93,781)	(3,930)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	24

Net income (loss) attributable to common shareholders	$(39,270)	$1,375	$(93,781)	$(3,954)

Net income (loss) per share, basic	$(5.18)	$0.20	$(12.82)	$(0.90)

Net income (loss) per share, diluted	$(5.18)	$0.15	$(12.82)	$(0.90)

Weighted average shares of common stock, basic	7,580	6,743	7,314	4,373

Weighted average shares of common stock, diluted	7,580	9,227	7,314	4,373

The composition of the amortization of deferred stock compensation is as follows:
Research and development	$2,831	$1,141	$5,716	$3,668
Sales and marketing	745	578	1,408	1,429
General and administrative	1,186	615	2,352	2,121

Total	$4,762	$2,334	$9,476	$7,218

See accompanying notes to condensed consolidated financial statements.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(93,781)	$(3,930)
Adjustments to reconcile net loss to net cash used in (provided by) operating activities:
Depreciation and amortization.	9,638	6,632
Fixed asset impairment	1,051	—
Inventory write down & related charges	5,307	4,895
Corporate realignment	12,255	—
Deferred stock compensation	10,913	8,786
Deferred income taxes	14,396	(2,907)
Investment impairments and related charges	4,906	—
Equity losses in affiliate	676	383
Changes in working capital items, net	14,708	(8,121)
Other	121	(157)

Net cash (used in) provided by operating activities	(19,810)	5,581

Cash flows from investing activities:
Proceeds from sale of property and equipment	28	—
Purchases of property and equipment	(6,214)	(14,212)
Purchases of non-marketable securities	—	(2,003)
Proceeds from sales of marketable securities	54,739	5,744
Purchases of marketable securities	(33,176)	(39,132)

Net cash provided by (used in) investing activities	15,377	(49,603)

Cash flows from financing activities:
Issuance of common stock, net	—	77,004
Proceeds from stock option exercises	1,164	571
Proceeds from credit facility	2,970	—
Proceeds from software and equipment financing	—	2,257
Payments on lease obligations and software and equipment financing	(4,516)	(2,440)
Treasury stock purchase	—	(118)
Shareholder loan	(483)	—

Net cash (used in) provided by financing activities	(865)	77,274

Effect of exchange rate changes on cash	(255)	37

Net (decrease) increase in cash and cash equivalents	(5,553)	33,289
Cash and cash equivalents, beginning of period	49,779	29,159

Cash and cash equivalents, end of period	$44,226	$62,448

Supplemental disclosures of cash flow information—Cash paid (received) during the period for:
Income taxes	$(3,650)	$2,450
Interest	$480	$322

See accompanying notes to condensed consolidated financial statements.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

               The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments consisting of normal recurring items considered necessary for the fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

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

               Derivative Financial Instruments – During the nine months ended September 30, 2002, the Company utilized foreign currency forward contracts. The Company is exposed to market risk from changes in foreign currency exchange rates associated with forecasted foreign currency-denominated expenses. The Company uses foreign currency forward contracts designated as cash flow hedges to hedge this exposure and the fair value changes of the forward contracts related to the effective portion of the hedges are initially recorded as a component of other comprehensive income. The Company utilizes these foreign currency forward contracts to hedge its variability in U.S. dollar cash flows associated with probable forecasted foreign inter-company Euro denominated expenses because the Company reimburses its German subsidiary for such expenses. Unrealized and realized gains and losses on cash flow hedges accumulate in other comprehensive income and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Gains and losses on derivatives that are terminated prior to their maturity are also reclassified into earnings when the underlying hedged items impact earnings, unless it is no longer probable that the hedged forecasted transaction will occur, whereby such gains and losses are recognized immediately in earnings. The Company hedges forecasted exposures up to 12 months in the future. For the three and nine months ended September 30, 2002, hedge ineffectiveness associated with instruments designated as cash flow hedges was not significant. For the three and nine months ended September 30, 2002, net gains of less than $0.2 million were reclassified into earnings as an adjustment to research and development expense. These net gains were offset by gains and losses on the transactions being hedged. At September 30, 2002, less than $0.2 million of net derivative gains/losses included in accumulated other comprehensive income will be reclassified into earnings within three months from that date. The unrealized amounts in accumulated other comprehensive income will fluctuate based on changes in fair value of open contracts at each reporting period. At September 30, 2002, the Company’s liability of less than $0.2 million relating to these forward contracts is included in accrued expenses in the accompanying condensed consolidated balance sheet.

               Reclassifications – Certain prior period amounts have been reclassified in order to conform to the current period presentation.

2.    REVERSE STOCK SPLIT

               In July 2002, the Company was notified by Nasdaq that, based upon its review of price data for the Company’s Class A common stock, the closing bid price for the Class A common stock was less than $1.00 per share during the relevant review period of thirty consecutive trading days, which is a requirement for continued inclusion of the Class A common stock on the Nasdaq National Market.  On July 18, 2002, the Company’s board of directors authorized an amendment to the Company’s articles of incorporation to effect a reverse stock split for the purpose of increasing the market price of the Company’s Class A common stock above the Nasdaq minimum of $1.00.

               On September 6, 2002, the Company’s shareholders and board of directors approved a one-for-ten reverse stock split of the Company’s Class A and Class B common stock.  The par value of the Class A and Class B common stock will remain at $0.0001 per share and the number of authorized shares of Class A and Class B

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

common stock will remain at 200 million and 100 million, respectively.  As a result of the reverse stock split, the accompanying consolidated financial statements reflect a decrease in the number of outstanding shares of Class A and B common stock and the transfer of the par value of these reduced shares to additional paid-in capital.  All share and per share amounts have been restated to reflect the retroactive effect of the reverse stock split, except for the capitalization of the Company.  Previously awarded stock options, restricted stock awards and warrants have been adjusted or amended to reflect the reverse split.

3.   CORPORATE REALIGNMENT

               During the third quarter of 2002, the Company commenced a corporate realignment program (the “Realignment Plan”) to create a more efficient cost structure and realign its business to reflect the current telecommunication market environment which will permit the Company to focus its personnel on its key business strategies.  The major initiatives of the Realignment Plan include a reduction of 40 to 45 percent in the Company’s worldwide headcount and the consolidation of facilities through the closure of certain locations and the reduction in the level of activity at other locations.

               In connection with the implementation of the Realignment Plan, the Company recorded a realignment charge of $12.3 million on a pre-tax basis in the third quarter ended September 30, 2002.  The major components of the realignment charge and the activity through September 30, 2002 were as follows:

(Amounts in thousands)	Severance and Termination Benefits	Asset Write Down	Lease and Contract Termination Costs	Other Costs	Total

2002 Charges	$1,914	$6,477	$3,667	$197	$12,255
2002 Activity	493	0	0	0	493

Balance at September 30, 2002	$1,421	$6,477	$3,667	$197	$11,762

               Total severance and termination benefits as a result of the Realignment Plan relates to approximately 150 employees of which the majority will be terminated by December 2002 and the remainder will be terminated by June 2003.  As a result of the employee terminations associated with the Realignment Plan, a portion of the Company’s purchased research and development software and equipment will not be fully utilized.  The asset write down charge of $6.5 million was determined upon the review of the future undiscounted cash flows related primarily to purchased research and development software, equipment and leasehold improvements.  The Company concluded that an impairment charge was necessary to write down these assets to their fair value.   Total cash outlays related to the Realignment Plan are approximately $5.8 million, less than $0.5 million of which has been paid through September 30, 2002.  Assuming that the lease termination costs are paid out through the end of the corresponding lease, cash payments are expected to be $1.7 million during each 2002 and 2003 and $2.4 million thereafter.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

4.   INVESTMENT IMPAIRMENTS AND RELATED CHARGES

               ASIP, Inc. (“ASIP”) is a privately held, optical device start-up company that is subject to many of the same risks as the Company.  The Company accounts for its investment in ASIP under the equity method of accounting.  During the three months ended September 30, 2002, the Company recorded a $3.5 million charge associated with its relationship with ASIP.  This charge consists of (i) an impairment charge on the remaining net investment balance of $0.4 million, (ii) a $0.7 million write off of goodwill associated with the ASIP investment and (iii) a $2.4 million asset impairment charge on equipment that was consigned to ASIP in accordance with an existing development and license agreement that expires in April 2003.

               In determining whether its investment in ASIP and related goodwill was impaired, the Company considered several factors such as, but not limited to, the reduction in market valuations for optical device companies, the continued reduction in spending by communications equipment manufacturers, the historical and forecasted operating results of ASIP and changes in technology. Upon review of these and other qualitative and quantitative factors, the Company concluded that its remaining net investment in ASIP and corresponding goodwill was impaired. The Company also performed a recoverability analysis of the consigned equipment at ASIP. The Company has no alternative uses for this equipment and cannot project any future cash flows from such equipment. Accordingly, the Company recorded an asset impairment charge to write down the consigned equipment to fair value.

               The Company has also provided a guarantee for a facility lease of ASIP.  The guarantee is through December 31, 2005, provided that ASIP continues to meet all terms and conditions of the lease.  Assuming that ASIP is current on their lease payments, the total remaining lease payments to be made by ASIP during the guarantee period are $1.1 million.  Because the likelihood that the Company would have to satisfy this guarantee is not probable, no liability has been recorded for the guarantee.  In addition, the Company is obligated to incur an additional $1.0 million of development expenses and to expend an additional $0.8 million for capital in accordance with the development and license agreement.

               During the three months ended September 30, 2002, the Company recorded a $1.4 million impairment charge against its investment in Internet Machines Corporation (“IMC”).  The Company believes that the reduction in the value of the IMC investment is other than temporary. IMC is an optical device company and is subject to many of the same industry risks as the Company.  Given the market valuation reductions in the Company’s and IMC’s industries coupled with new financial projections received from IMC, the Company concluded that a write down was required.

5.   INVENTORIES

               Inventories consisted of the following:

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Amounts in thousands)	September 30, 2002	December 31, 2001

Finished goods	$791	$2,007
Work-in-progress	84	1,577
Raw materials	1,811	5,151

Total	$2,686	$8,735

               During the nine months ended September 30, 2002, the Company recorded a charge of $5.3 million to reduce inventories to their net realizable value and to write off an advance made to a supplier. Included in the $5.3 million is a $4.8 million inventory write-down.  The inventory was written down to its net realizable value based upon the Company’s determination that excess quantities existed of certain modules and raw materials.  The excess quantities of the modules are the result of forecasted demand not developing as expected and the introduction of two new modules.  The Company also wrote off an advance made to a finished good supplier of $0.5 million.

               During the nine months ended September 30, 2001, the Company recorded a charge of $4.9 million to reduce inventories to their net realizable value. Of this charge, $4.3 million resulted primarily from order cancellations as customers are transitioning from certain Gallium Arsenide products to Silicon Germanium products and $0.6 million relates to inventory shrink and lower than expected production yields at three of the Company’s finished good suppliers.

6.   SEGMENT INFORMATION AND CONCENTRATION OF REVENUES

               Revenues to geographic locations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Amounts in thousands)	2002	2001	2002	2001

North America	$937	$32,680	$13,399	$74,618
Europe	714	4,799	3,289	28,987
Asia	120	124	133	169

	$1,771	$37,603	$16,821	$103,774

               Revenues to certain geographic locations within Europe are as follows:

France	$306	*	*	$12,725

United Kingdom	*	*	*	*

               The following is a summary of the percentage of revenues from major customers:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Alcatel	*	*	24%	29%
Cisco	16%	*	*	*
Xtera	15%	*	*	*
Algety	15%	*	*	*
TyCom	*	53%	27%	33%
Ciena	*	10%	*	*
Lucent	*	*	13%	*

* Customer’s or country’s revenues represents less than 10% of total revenue in the respective period.

7.   RELATED PARTY TRANSACTIONS

               During the three and nine months ended September 30, 2002, the Company incurred expenses relating to services performed by Innovative Processing AG (“IPAG”) of zero and $0.3 million, respectively.  Also during the

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

three and nine months ended September 30, 2002, the Company incurred expenses of $0.3 million and $0.7 million, respectively, relating to services performed by ASIP.  These payments were made under existing development agreements with these entities.

               The Company did not incur any expenses during the three months ended September 30, 2002 and incurred $0.1 million of expenses during the nine months ended September 30, 2002 relating to services performed by TRW.   During the three and nine months ended September 30, 2002, the Company incurred $0.5 million and $1.3 million of expenses related to services performed by IBM.

               In January 2002, the Company entered into a full-recourse promissory note with its Executive Vice President and Co-Chairman, to assist the officer with the purchase of a new home upon his transfer from the Company’s European headquarters in Germany to its California facility. The note is for $0.5 million, bears interest at 5.5% per annum and is due in January 2007 (including all accrued and unpaid interest). The note is secured by a portion of the officer’s Class B common stock pursuant to a pledge agreement between the Company and the officer and is payable upon the earlier of the stated due date or 30 days after the officer’s employment with the Company ceases.  On August 8, 2002, the Company announced that the officer would depart from the Company on December 31, 2002, which will result in the note and related accrued interest becoming payable on or before January 30, 2003.  In October 2002, the Company entered into a separation agreement with this officer.  The significant terms of the separation agreement include (i) a $125,000 separation payment, (ii) the immediate vesting of 140,000 of the officer’s remaining unvested stock options and the extension of the exercise period to 18 months for all vested options for a total of 580,000 vested options, (iii)  the payment of COBRA benefits for up to six months, (iv) the reimbursement of up to $50,000 for brokerage commissions paid (to be reduced dollar-for-dollar by the amount which the net proceeds (as defined) of the sale exceeds original purchase price of the residence) by the officer in connection with a closing on or before December 31, 2002 of the sale of his California residence and (v) the reimbursement of up to $25,000 for relocation expenses incurred in moving from the United States to Germany. The Company’s obligations are conditioned upon the sale by the officer of his California residence by December 31, 2002.

8.   CREDIT FACILITY

               During April 2002, the Company entered into an unsecured $6.0 million credit facility.  All amounts drawn down under this facility must be used for the purchase of capital assets.  The amount drawn down under the facility from May 2002 through October 2002 will be converted into a 30-month term loan (referred to as Tranche A).  The amount drawn down under the facility from November 2002 through April 2003 will also be converted into a 30-month term loan (referred to as Tranche B).  The Tranche A and B term loans will have a fixed interest rate determined at 150 basis points above the three year Treasury Note at the time such amounts are converted into their respective term loan.  During each six-month draw down period, only monthly interest payments are due.  During this period, interest is calculated at the London Interbank Offered Rate (“LIBOR”) plus 150 basis points.  The agreement requires that the Company maintain (i) a liabilities to tangible net worth ratio of .50 to 1, (ii) a minimum cash balance of $50 million and (iii) at least $12 million invested at the financial institution.

               As of  September 30, 2002, $3.0 million was outstanding under Tranche A described above, of which $1.1 million, plus interest, is due within the next 12 months.

               As a result of significant reductions in our net assets during the nine months ended September 30, 2002, the Company did not meet its liabilities to tangible net worth ratio covenant discussed above.  The asset reduction is principally due to the following factors, all of which are discussed herein; (i) the impairments and related charges associated with of the Company’s investments in ASIP and IMC, (ii) fixed asset impairment charges, (iii) additional inventory obsolescence reserves and (iv) a valuation allowance against all of the Company’s deferred tax assets.  The Company received a waiver for this covenant violation and is currently in the process of amending the covenant.  The Company has previously announced that it expects its cash usage during the fourth quarter of 2002 will be in the range of $17 to $19 million. Based upon this projected cash usage, the Company would not be in compliance with the minimum cash balance covenant of $50 million. Subsequent to September 30, 2002, the Company began negotiations with the financial institution to amend the credit facility to address the liabilities to tangible net worth covenant discussed above and the projected noncompliance of the minimum cash balance covenant. The Company cannot give any assurance that in the future it will be able to obtain a waiver in the event of noncompliance or that it can successfully amend the credit facility.  In accordance with the credit facility agreement, if a covenant noncompliance is not cured, the bank has the right to demand immediate payment of the outstanding balance under the facility.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

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

10.  STOCK OPTION EXCHANGE OFFER

               In June 2002, the Company initiated a voluntary stock option exchange program to its employees, officers and board members located in the United States and Europe. The program commenced on June 24, 2002, and as amended in July 2002, participants were be able to tender for cancellation stock options to purchase the Company’s Class A common stock that had an exercise price equal to or greater than $1.35 per share (calculated prior to the one-for-ten reverse stock split) for replacement options to purchase Class A common stock to be granted on a date which is at least six months plus one day from the date of cancellation of the tendered options.   The cancellation date was August 30, 2002.  Pursuant to the offer, the Company accepted for exchange and cancelled options to purchase an aggregate of 11.4 million shares (calculated prior to the one-for-ten reverse stock split) of the Company’s Class A common stock from 206 eligible participants representing 63% of the options subject to the offer.  The exercise price of the replacement options will be the market price of the Company’s Class A common stock on the grant date of the replacement options. The remaining terms and conditions of the replacement options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled.  During the third quarter ended September 30, 2002, $2.6 million of deferred stock compensation associated with the stock options that were tendered in connection with this offer was accelerated into the statement of operations.

11.  ASSET IMPAIRMENT

               During 2000 and 2001, the Company expanded its manufacturing capacity in order to meet demand. As a result of the sharp decrease in product demand during 2002, the Company recorded a charge of approximately $1.1 million during the nine months ended September 30, 2002 for the elimination of certain excess manufacturing equipment.  The Company reviewed the future undiscounted cash flows related to this equipment and concluded that an impairment charge was necessary to write down these assets to their fair value.  The remaining net book value of this equipment after the impairment charge is less than $0.2 million.  The Company intends to sell this equipment within the next twelve months.  This asset impairment is incremental to those impairments recorded as part of the Company’s Realignment Plan.

12.  COMPREHENSIVE INCOME (LOSS)

               The components of comprehensive income (loss), net of tax, are as follows:

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

	Three Months Ended September 30,		Nine Months Ended September 30,

(Amounts in thousands)	2002	2001	2002	2001

Net income (loss)	$(39,270)	$1,375	$(93,781)	$(3,930)
Change in net unrealized loss on available-for-sale investments	4	86	(56)	86
Cash flow hedge reclassification adjustments	(42)	257	149	(25)
Foreign currency translation adjustment	(180)	(24)	100	(157)

Comprehensive income (loss)	$(39,488)	$1,694	$(93,588)	$(4,026)

13.  COMMITMENTS AND CONTINGENCIES

               In May 2002, a complaint was filed in Los Angeles Superior Court against the Company, its Chief Executive Officer and its former Executive Vice President arising out of an alleged oral joint venture agreement between the plaintiff, the Company and the named officers in connection with the development of a subsidiary of the Company in Israel.  The action claims that the Company and the named officers breached an oral agreement to deliver to the plaintiff a warrant to purchase at least 10,000 shares of the Company’s stock at a price of $13.00 per share, and seeks damages in excess of $1.0 million.  Although the Company has denied the allegations in the complaint and believes that they are without merit, it cannot predict the outcome of the litigation.

               The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that an ultimate liability arising from these actions will not have a material adverse effect on its financial position, results of operations or cash flows.

14.  SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS

               During the three and nine months ended September 30, 2002, the Company financed the acquisition of equipment or software in the amount of $0.6 million and $9.0 million, respectively.  During the three and nine months ended September 30, 2001, the Company financed the acquisition of equipment or software in the amount of $0.1 million and $1.9 million, respectively.

               During the three and nine months ended September 30, 2002, the Company issued approximately 67,000 and 240,000 shares of restricted Class A common stock, respectively, and recorded $0.3 million and $3.3 million of deferred stock compensation, respectively.  Such shares were issued to employees with either tenure vesting of six months or vesting upon the attainment of certain performance criteria in 2002.  Also during the nine months ended September 30, 2002, a shareholder converted 200,000 shares of the Company’s Class B common stock into the same number of shares of Class A common stock.

15.  EARNINGS PER SHARE

               Basic net income or loss per share excludes dilution for potentially dilutive securities and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net income or loss per share when their inclusion would be antidilutive. All amounts have been restated for the one-for-ten reverse stock split discussed above.  A reconciliation between basic and diluted weighted average shares outstanding is as follows:

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

	Three Months Ended September 30,			Nine Months Ended September 30,

(Amounts in thousands)	2002		2001	2002		2001

Weighted average shares outstanding, basic	7,580		6,743	7,314		4,373
Dilutive shares issuable in connection with stock plans	606		2,140	1,163		1,965
Dilutive shares issuable in connection with warrants granted	9		344	32		327
Conversion of preferred stock to common stock	—		—	—		1,717

Weighted average shares outstanding, diluted	8,195	*	9,227	8,509	*	8,382	*

* Since there was a loss attributable to common shareholders in these periods, the basic weighted average shares outstanding were used in calculating diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive.  During the nine months ended September 30, 2002, stock options and warrants totaling 2,026,000 were excluded from the computation of diluted shares outstanding due to their antidilutive effect.

16.  RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

               Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of Statement 142, goodwill is no longer subject to amortization over its estimated useful life.  Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.  Similarly, goodwill associated with equity method investments is no longer amortized.  Equity method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity method investments continues to apply.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.  As of September 30, 2002, the Company had $0.7 million of unamortized goodwill recorded resulting from one of its equity investments.

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

               In July 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  This differs from prior guidance, which required the liability to be recognized when a commitment plan was put into place.   Statement No. 146 also establishes that fair value is the objective for initial measurement of the liability.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

17.  SUBSEQUENT EVENTS

              During November 2002, the Company’s Senior Vice President of Operations and its Vice President of Wordlwide Sales resigned from the Company to pursue other interests. All of the responsibilities related to these two officers have been reassigned to other members of management.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

               You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002.

               This Report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, market demand for and acceptance of our products, the competitive nature of and anticipated changes in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the timing of new product introductions, the adoption of future industry standards and new technologies. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

 OVERVIEW

              As used in this Form 10-Q, “company,” “we,” “us,” “our,” “Multilink” and “Multilink Technology” refer to Multilink Technology Corporation and its subsidiary companies.

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

               To date, we have generated a substantial portion of our revenues from a limited number of customers. Our top three customers for the three months ended September 30, 2002 were Cisco, Xtera and Algety, representing 16%, 15% and 15% of our revenues, respectively, with an additional five customers each accounting for more than 5% of our revenues.   Our top three customers for the nine months ended September 30, 2002 were TyCom, Alcatel and Lucent, representing 27%, 24% and 13% of our revenues, respectively, with an additional two customers accounting for more than 5% of our revenues.  During the year ended December 31, 2001, TyCom and Alcatel accounted for 34% and 29% of our revenues, respectively, and four other customers each accounted for greater than 5% of our revenues.

               A number of telecommunication service providers have continued to curtail the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for our products by communications equipment manufacturers, including these principal customers. Our revenues have declined substantially during the past several quarters.    Due to general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future.  Our revenues will be substantially lower and loss per share will be substantially greater in fiscal 2002 than in fiscal 2001.

               During August 2002, we commenced a significant corporate realignment plan that included workforce reductions, the consolidation of facilities through closure of certain locations, a reduction in the level of activity at other locations and asset impairment charges.  As a result of our corporate realignment plan, we recorded a charge during the third quarter of 2002 of $12.3 million.

               We have focused our sales and marketing efforts on North American and European communications equipment manufacturers. We have also established a sales organization in Asia and have developed relationships with most of the major communications equipment manufacturers within Asia.  During the three and nine months ended September 30, 2002, we derived 53% and 80%, respectively, of our total revenues from communications equipment manufacturers in North America compared with 87% and 72%, respectively, during the comparable periods in 2001.  We currently sell through our direct sales force in North America and Europe as well as through selected independent sales representatives in the United States, Canada, Germany, the United Kingdom, Italy, France, Israel, China, Korea and Japan. We have also opened sales offices in Canada, Italy, and the United Kingdom.  International revenues are denominated in U.S. dollars, which reduces our exposure to foreign currency risks. We expect international revenues to continue to account for a significant percentage of total revenues.

               Revenues.  We recognize product revenues at the time of shipment. Our customers are not obligated by long-term contracts to purchase our products and can generally cancel or reschedule orders on short notice. The slowdown in the build-out of the communications infrastructure has caused our revenues to decrease as compared with prior years.  Our revenues declined substantially during the 2002 quarters, compared to the comparable quarters in 2001. In the ordinary course of business, we receive order cancellations and rescheduled shipments.  To the extent possible, we pursue order cancellation fees from our customers.  Depending upon the facts and circumstances surrounding these cancellation fees, the receipt of such fees may have an immediate impact on revenues in the period that such fees are collected or the fees may need to be deferred and then recognized as revenue over some future period.  We cannot ensure that we will be able to collect an order cancellation fee for each order canceled and we cannot project how such fees will affect revenue.

               Cost of Revenues.  Cost of revenues consists of component and materials cost, direct labor, deferred stock compensation relating to manufacturing labor, manufacturing, overhead costs and estimated warranty costs. Cost of revenues also includes adjustments to write down inventory to its net realizable value resulting from such items as customer order cancellations and excess and obsolete inventory.  We outsource substantially all of the fabrication and assembly, and a portion of the testing, of our products. Accordingly, a significant portion of our cost of revenues consists of payments to our third-party manufacturers. If revenues increase, we believe favorable trends should occur in manufacturing costs due to our ability to absorb overhead costs over higher volumes. Nevertheless, there is a substantial fixed component to cost of revenues, and the announced decline in our revenues in 2002, as compared with 2001, has adversely affected our gross margins.

               Research and Development.  Research and development expenses consist primarily of salaries and related personnel costs, equipment, material, third-party costs and fees related to the development and prototyping of our products and depreciation associated with engineering and design software costs. We expense our research and development costs as they are incurred, except for the purchase of engineering and design software licenses, which are capitalized and depreciated over their estimated useful life. Research and development is key to our future success and we will continue to strategically invest in research and development in order to maximize our product offerings.  We expect that research and development expenses will decrease during the fourth quarter of 2002 in absolute dollar amounts as we execute on our previously announced corporate realignment plan.

               Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing, customer service and application engineering support functions. As a result of our corporate realignment plan, we expect that sales and marketing expenses will decrease during the fourth quarter of 2002 in absolute dollar amounts as we execute on our previously announced corporate realignment plan.

               General and Administrative.  General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, facilities, information services, human resources, recruiting, professional fees and other corporate expenses. We expect that general and administrative expenses will decrease in the fourth quarter of 2002 in absolute dollar amounts as we continue to execute on our corporate realignment plan and various cost reduction programs that were initiated in 2001 with the purpose of maximizing the leverage within general and administrative functions.

               Deferred Stock Compensation.  In connection with stock option and restricted stock grants to our employees, officers and directors, we recorded deferred stock compensation. Deferred stock compensation represents the difference between the grant price and the fair value of the common stock underlying options granted during these periods. Deferred stock compensation is presented as a reduction of shareholders’ equity. We are amortizing our deferred stock compensation using the graded vesting method, in accordance with FASB Interpretation No. 28, over the vesting period of each respective option, generally three to four years.  Based on our balance of deferred stock compensation as of September 30, 2002, we estimate our amortization of deferred stock compensation for each of the periods below to be as follows:

Year Ending December 31,	Amount

(in thousands)
2002 (subsequent to September 30, 2002)	$1,967
2003	2,606
2004	708
2005	10

Total	$5,291

               Less than $0.5 million of the remaining amortization of deferred stock compensation will be charged to cost of revenues.

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

RESULTS OF OPERATIONS

               Revenues.   Revenues decreased $35.8 million to $1.8 million for the three months ended September 30, 2002, compared with $37.6 million for the three months ended September 30, 2001.  Revenues decreased $87.0 million to $16.8 million for the nine months ended September 30, 2002, compared with $103.8 million for the nine months ended September 30, 2001.  The decrease was due to a continuing dramatic decline in demand for products in our sector generally, resulting in reduced component purchases by communications equipment manufacturers.

               Gross Profit.

               For the three months ended September 30, 2002 and 2001

               Cost of revenues decreased to $2.4 million for the three months ended September 30, 2002, compared to $13.9 million for the three months ended September 30, 2001. During the three months ended September 30, 2002, cost of revenues included $0.5 million of deferred stock compensation.  Gross profit as a percentage of revenues, or gross margin, decreased to a negative 35% for the three months ended September 30, 2002, compared with 63% for the three months ended September 30, 2001.  The negative gross margin during the three months ended September 30, 2002 is predominantly due to the reduced sales volume discussed above as communications equipment manufacturers continue to reduce spending, offset by $0.3 million of cancellation fee revenue included in revenues.

               Excluding the impact of the cancellation fee revenue during the three months ended September 30, 2002 and deferred stock compensation, gross margins would have been a negative 23% and 65% for the three months ended September 30, 2002 and 2001, respectively.  As discussed above, this decrease in gross margin is due to the decrease in sales volume as a result of reduced spending by communications equipment manufacturers.

               During the three months ended September 30, 2002, stock-based compensation expense associated with cost of revenues did not fluctuate significantly compared to the three months ended September 30, 2001.  For the three months ended September 30, 2002, stock-based compensation includes additional charges of $0.3 million relating to stock-based compensation that was accelerated into the statement of operations as a result of our stock option exchange program that concluded on August 30, 2002.

               For the nine months ended September 30, 2002 and 2001

               Cost of revenues decreased to $17.2 million for the nine months ended September 30, 2002, compared with $43.8 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, cost of revenues included $1.4 million of deferred stock compensation.  Gross margin decreased to negative 2% for the nine months ended September 30, 2002 compared with 58% for the nine months ended September 30, 2001.  The significant reduction in gross margin during the nine months ended September 30, 2002 is the result of the significant charges, offset by certain credits, recorded against cost of revenues during the three months ended June 30, 2002.  The significant items that affected gross margin during the nine months ended September 30, 2002 and 2001 were as follows:

	Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2001

	In $ (000’s omitted)	Effect on gross margin	In $ (000’s omitted)	Effect on gross margin

Total cost of revenues	$17,179	(2)%	$43,800	58%
Inventory write down and related charges	(5,307)	32%	(4,895)	5%
Fixed asset impairment charge	(1,051)	6%	—	—
Deferred stock compensation	(1,437)	8%	(1,568)	1%
Accrual adjustments	1,038	(6)%	—	—
Sale of written-off inventory	735	(4)%
Cancellation fees (displayed herein as a reduction in revenues)	—	(1)%	—	—

Adjusted cost of revenues	$11,157	33%	$37,337	64%

               Excluding the impact of the above-mentioned items, gross margins would have been 33% and 64% for the nine months ended September 30, 2002 and 2001, respectively.  As discussed above, the decrease in gross margin is due to the decrease in sales volume as a result of reduced spending by communications equipment manufacturers.

               Inclusive of the above-mentioned items, the decrease in gross margin was due predominantly to $5.3 million of inventory charges to reduce inventories to their net realizable value and to write off an advance made to a supplier. Included in the $5.3 million is a $4.8 million inventory write-down.  The inventory was written down to its net realizable value based upon our determination that excess quantities of certain modules and raw materials existed.  The excess quantities of the modules are the result of forecasted demand not developing as expected and the introduction of two new modules.  The new modules have enhanced performance and cost less to produce thereby rendering the prior modules obsolete.  Accordingly, after allowing for forecasted demand and warranty issues, we wrote down this product to its net realizable value.  Certain raw materials were also written down based upon the reduction in forecasted demand for the finished goods that these raw materials were used to manufacture.   The remaining raw materials in excess of required demand have no alternative uses and therefore will be disposed.   Also included in this inventory charge is $0.5 million that represents an advance made to a finished goods supplier in 2000.  We agreed to reduce amounts owing under the advance by receiving a discount on purchases we made from the supplier.   Our agreement stated that if we did not make sufficient purchases to utilize all of the advance through such discounts, we would not require the supplier to repay the remaining balance.  Based upon our review of forecasted demand for the products that this supplier manufactures, we believe that it is unlikely that we will utilize the remaining advance.

               In conjunction with the lower forecasted demand discussed above, we performed an impairment analysis of our manufacturing assets.  Based upon review of future undiscounted cash flows which indicated an impairment, we recorded a $1.1 million impairment charge to write down these assets, which are all equipment, to their fair value.  Fair value was predominantly determined based upon used equipment prices quoted by independent third parties.

               The foregoing charges were offset by the reversal of $1.0 million of certain accruals and the sale of inventory, with a cost of $0.7 million that was previously written down to its net realizable value during the first quarter of 2001.  The $1.0 million of accrual reversals pertains to accruals that existed at December 31, 2001 and March 31, 2002.  During the three months ended June 30, 2002, when final information used to determine the adequacy of these accruals was obtained, the accruals were adjusted accordingly.  The sale of previously written down inventory relates to inventory that was written down during the first quarter of 2001 based upon information from the sole customer that it was moving from GaAs to SiGe technology.  The customer’s transition from GaAs to SiGe has been delayed resulting in immaterial purchases of this inventory by the customer.  We do not expect any material orders for this product during the remainder of 2002; however, we will continue to disclose the effect of such sales on gross margin.

               During the nine months ended September 30, 2002, stock-based compensation expense associated with cost of revenues did not fluctuate significantly compared to the nine months ended September 30, 2001.  As discussed below, stock-based compensation includes additional charges of $0.3 million relating to stock-based compensation that was accelerated into the statement of operations as a result of our stock option exchange program that concluded on August 30, 2002.

               Included in the $4.9 million inventory charge during the nine months ended September 30, 2001 is a $4.3 million inventory write-down required as a result of a migration by certain of our customers from GaAs-based products to comparable SiGe-based products.  Also included in this inventory charge is $0.6 million that relates to consigned inventories located at our finished goods suppliers. The charge is the result of inventory shrink and lower than expected production yields during the three months ended March 31, 2001 at these finished goods suppliers.

               Research and Development.   Research and development expenses, excluding deferred stock compensation, decreased to $11.6 million for the three months ended September 30, 2002, compared with $14.4 million for the three months ended September 30, 2001. As a percentage of revenues, research and development expenses increased to 653% for the three months ended September 30, 2002, compared with 38% for the three months ended September 30, 2001.  During the nine month period ended September 30, 2002 compared with the nine month period ended September 30, 2001, research and development expenses, excluding deferred stock compensation, decreased to $36.3 million compared with $40.2 million, respectively and, as a percentage of revenues, increased to 216% compared with 39%, respectively.

               The increase in research and development expenses as a percent of revenues was due to the significant reduction in our revenues during this period.  The decrease in absolute dollars is the result of our focused spending on projects that we believe will be accretive to revenues in the near term, our company-wide expense reduction programs and our corporate realignment program.  The decrease in absolute dollars is partially due to the reversal of an accrual of $0.4 million during the three months ended September 30, 2002 and $1.2 million during the nine months ended September 30, 2002.  Additional data was obtained which provided us with enough information to adjust these accruals downward.  Despite the reduction in communications equipment manufacturer spending, we will continue to strategically invest in research and development and seek to build relationships with a global customer base of communications equipment manufacturers.

               For the three and nine months ended September 30, 2002, stock-based compensation expense associated with research and development increased $1.7 million and $2.0 million, respectively, as compared to the three and nine months ended September 30, 2001.  The increase was due to restricted stock grants to engineering personnel and the acceleration of $1.3 million of additional expense during the three months ended September 30, 2002.  The additional stock compensation expense relates to deferred stock-based compensation that was accelerated into the statement of operations as a result of our stock option exchange program that concluded on August 30, 2002.

               Sales and Marketing.   Sales and marketing expenses, excluding deferred stock compensation, decreased to $3.1 million for the three months ended September 30, 2002, compared with $5.1 million for three months ended September 30, 2001. As a percentage of revenues, sales and marketing expenses increased to 173% during the three months ended September 30, 2002, compared with 13% during the three months ended September 30, 2001. During the nine month period ended September 30, 2002, compared with the nine month period ended September 30, 2001, sales and marketing expenses, excluding deferred stock compensation, decreased to $10.7 million compared with $13.1 million, respectively and, as a percentage of revenues, increased to 64% compared with 13%, respectively. The decrease in absolute dollars was due primarily to our concentrated effort to reduce expenses as we began to execute on our corporate realignment plan.  The decrease in absolute dollars for the nine months ended September 30, 2002 was further assisted by an accrual reversal of $0.5 million during the second quarter of 2002. The increase in sales and marketing expense as a percentage of revenues is due to the reduced revenues discussed above.  For the three and nine months ended September 30, 2002, there was no material change in stock-based compensation expense associated with sales and marketing as compared with the three and nine months ended September 30, 2001.

               We concluded our stock option exchange program on August 30, 2002.  In conjunction with the stock option exchange, we accelerated $0.5 million of stock-based compensation into our statement of operations relating to option grants to sales and marketing personnel that were tendered as part of the option exchange.

               General and Administrative.   General and administrative expenses, excluding deferred stock compensation, decreased to $1.9 million for the three months ended September 30, 2002, compared with $2.9 million for the three months ended September 30, 2001.  As a percentage of revenues, general and administrative expenses were 106% for the three months ended September 30, 2002, compared with 8% for the three months ended September 30, 2001. During the nine month period ended September 30, 2002, compared with the nine month period ended September 30, 2001, general and administrative expenses, excluding deferred stock compensation, decreased to $6.3 million compared with $9.1 million, respectively and, as a percentage of revenues, increased to 38% compared with 9%, respectively.  The decrease in absolute dollars was primarily due to our focused efforts to leverage our general and administrative expenses by reducing spending and to execution of our corporate realignment plan.

               In conjunction with our stock option exchange program, we accelerated $0.5 million of stock-based compensation into the statement of operations relating to option grants to general and administrative personnel that were tendered as part of the option exchange.  After adjusting for the accelerated expense associated with our stock option exchange program, the decrease in stock-based compensation expense associated with general and administrative expenses during the three and nine months ended September 30, 2002 compared with the three and nine months ended September 30, 2001 is due predominantly to the reduction in the rate of amortization of deferred stock-based compensation as a result of being further into vesting periods.  As the vesting period progresses, the amount of deferred stock-based compensation amortized into expense decreases.

               Deferred Stock Compensation.   Operating expenses included amortization of deferred stock compensation of $4.8 million and $9.5 million for the three and nine months ended September 30, 2002, respectively, compared with $2.3 million and $7.2 million for the three and nine months ended September 30, 2001, respectively.   As discussed below, the increase is due predominantly to our stock option exchange program.

               As previously disclosed herein, in June 2002 we initiated a voluntary stock option exchange program to our employees, officers and board members located in the United States and Europe. The program commenced on June 24, 2002, and as amended in July 2002, participants were able to tender for cancellation stock options to purchase our Class A common stock that have an exercise price equal to or greater than $1.35 per share (calculated prior to the one-for-ten reverse stock split) for replacement options to purchase Class A common stock to be granted on a date which is at least six months plus one day from the date of cancellation of the tendered options.   The cancellation date was August 30, 2002.  The exercise price of the replacement options will be the market price of our Class A common stock on the grant date of the replacement options. The remaining terms and conditions of the replacement options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled.  During the third quarter ending September 30, 2002, $2.6 million of deferred stock compensation associated with the stock options that were tendered in connection with this offer was accelerated into our statement of operations.

               Deferred stock compensation associated with stock options decreased offset by deferred stock compensation associated with restricted stock grants since the fourth quarter of 2001.  The decrease in the deferred stock compensation associated with stock options is due to the reduction in headcount, a greater proportion of deferred stock compensation expense being recognized earlier in the vesting period and the cancellation of options due to employee terminations.  Under the graded vesting method of amortization, a greater proportion of deferred stock compensation is recorded in the earlier years of the vesting period.  Since the most significant portion of deferred stock-based compensation was recorded on option grants in 2000 and early 2001, much of the deferred stock-based compensation associated with these grants has already been amortized as expense.  Since our initial public offering in June 2001, we have not issued any stock options with an exercise price below fair value that would require the recognition of any deferred stock compensation.   We have, however, issued restricted stock to certain of our employees.  The deferred stock compensation associated with these restricted stock grants is being amortized over the vesting period, which generally ranges from six months to three years.  The deferred stock compensation associated with the restricted stock grants will increase deferred stock compensation expense in future quarters.

               Investment Impairments and Related Charges.  During the three months ended September 30, 2002, we recorded impairment and related charges associated with our investments in ASIP and IMC.  ASIP is a privately held, optical device start-up company that is subject to many of the same risks as the Company.  We account for our investment in ASIP under the equity method of accounting.  During the three months ended September 30, 2002, we recorded a $3.5 million charge associated with our relationship with ASIP.  This charge consists of (I) an impairment charge on the remaining net investment balance of $0.4 million, (ii) a $0.7 million write off of goodwill associated with the ASIP investment and (iii) a $2.4 million asset impairment charge on equipment that was consigned to ASIP in accordance with an existing development and license agreement that expires in April 2003.

           In determining whether our investment in ASIP and related goodwill was impaired, we considered several factors such as, but not limited to, the reduction in market valuations for optical device companies, the continued reduction in spending by communications equipment manufacturers, the historical and forecasted operating results of ASIP and changes in technology. Upon review of these and other qualitative and quantitative factors, we concluded that our remaining net investment in ASIP and corresponding goodwill was impaired. We also performed a recoverability analysis of the consigned equipment at ASIP. We have no alternative uses for this equipment and cannot project any future cash flows from such equipment. Accordingly, we recorded an asset impairment charge to write down the consigned equipment to fair value.

               We have also provided a guarantee for a facility lease of ASIP.  The guarantee is through December 31, 2005, provided that ASIP continues to meet all terms and conditions of the lease.  Assuming that ASIP is current on their lease payments, the total remaining lease payments to be made by ASIP during the guarantee period are $1.1 million.  Because the likelihood that we would have to satisfy this guarantee is not probable, no liability has been recorded for the guarantee.  In addition, we are obligated to incur an additional $1.0 million of development expenses and to expend an additional $0.8 million for capital in accordance with the development and license agreement.

               During the three months ended September 30, 2002, we recognized an other than temporary reduction in the value of IMC.  We reduced the carrying value of our investment in IMC by $1.4 million from an original cost basis of $1.6 million.  IMC is an optical device company and is subject to many of the same industry risks as the Company.  We concluded that a write down was required as a result of market valuation reductions in our and IMC’s industries, coupled with new financial projections received from IMC.

               Corporate Realignment.  During the three months ended September 30, 2002, we recorded a $12.3 million corporate realignment charge in connection with the corporate realignment plan that we announced in August 2002.  The plan will be substantially completed by December 31, 2002 and fully completed by June 30, 2003.  The charge includes (I) $1.9 million for workforce reductions that represents predominantly severance costs, (ii) $3.9 million representing predominantly lease termination costs relating to the consolidation of facilities through closure of certain locations and/or a reduction in the level of activity at other locations and (iii) asset impairment charges of $6.5 million.  As a result of the employee terminations associated with the realignment plan, a portion of our purchased research and development software and equipment will not be fully utilized.  The asset write down charge of $6.5 million was determined upon the review of the future undiscounted cash flows related primarily to purchased research and development software, equipment and leasehold improvements.  We concluded that an impairment charge was necessary to write down these assets to their fair value.

               Upon completion of the plan, our worldwide headcount will decrease to approximately 170 people as compared to 329 at June 30, 2002.  The headcount reductions will occur at all of our locations including an 87% reduction in Europe, a 67% reduction in Israel and a 38% reduction in the United States.  This reduction in headcount is due to both terminations in accordance with our realignment plan and attrition in the normal course of business.  Generally, as attrition occurs, we are allocating current resources to fill the vacancies.  We have estimated that the cash cost of the realignment plan is approximately $5.8 million and that the plan will contribute approximately $17.0 million of annual cash savings.  The estimated cash outflow and annual cash savings will, however, be negatively impacted if it takes us longer than anticipated to sublease some of our closed facilities.

               Other Income and Expenses, Net.  Other expense was $0.2 million for the three months ended September 30, 2002, compared with other income of $0.5 million for the three months ended September 30, 2001. The fluctuation from income to expense is due to lower interest income as a result of having a lower average cash and short term investment balance during the three months ended September 30, 2002, as compared to the three months ended September 30, 2001 that included proceeds of our June 2001 initial public offering offset by an increase of $0.2 million of losses from our investment accounted for under the equity method of accounting and higher interest expense resulting from software and equipment financings during 2001 and the first half of 2002.

               Other income decreased to $0.3 million for the nine months ended September 30, 2002, compared with $0.7 million during the nine months ended September 30, 2001.  The decrease is due primarily to an increase of  $0.3 million during the nine months ended September 30, 2002 of losses from our investment accounted for under the equity method of accounting and higher interest expense resulting from software and equipment financings during 2001 and the first half of 2002.

               Net Income (Loss).  Net loss was $39.3 million and $93.8 million for the three and nine months ended September 30, 2002, respectively, compared with net income of $1.4 million and net loss of $3.9 million for the three and nine months ended September 30, 2001, respectively.  The increase in net loss is predominantly due to the items discussed above including the reduction in revenue and the corresponding decrease in gross profit, corporate realignment expenses, the inventory write downs and related charges, investment impairments and related charges and the fixed asset impairment charge.  In addition to the items discussed above, the net loss is also increased by our recognition of a valuation allowance against all of our deferred tax assets.

               During the three months ended June 30, 2002, we concluded that significant uncertainty existed surrounding the recoverability of our deferred tax assets. On a quarterly basis, we assess the recoverability of our deferred tax assets by reviewing a number of factors, including operating trends, the scheduled reversal of deferred tax liabilities and future projections of taxable income, to determine whether a valuation allowance is required to reduce such deferred tax assets to an amount that is more likely than not to be realized.  We considered the following factors that occurred during the three months ended June 30, 2002 in assessing the recoverability of our deferred tax assets: (i) further announced reductions in 2002 capital spending by the major telecommunication service providers and industry analysts forecasting a further reduction in capital spending in 2003, (ii) significant workforce reductions within the telecommunications and related industries, (iii) continued poor visibility of customer orders, (iv) a depressed capital market which makes obtaining new capital difficult and (v) a lower than expected demand for 10 gigabit products.

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

LIQUIDITY AND CAPITAL RESOURCES

               As of September 30, 2002, we had cash and cash equivalents and short-term investments of  $65.5 million.

               Cash used in operating activities was $19.8 million during the nine months ended September 30, 2002 compared with cash provided by operations of $5.6 million during the nine months ended September 30, 2001.  Net loss of $93.8 million includes $12.3 million of corporate realignment charges and non-cash charges of $9.6 million for depreciation and amortization, $10.9 million for amortization of deferred stock compensation, $1.1 million of asset impairment charges that are not included in the corporate realignment charge, $5.3 million of inventory write down and related charges, $4.9 million of investment impairments and related charges and deferred tax expense of $14.4 million.  The increase in cash used in operating activities is due to the significant reduction in revenues discussed above.

               Cash provided by investing activities increased to $15.4 million for the nine months ended September 30, 2002 from $49.6 million of cash used in investing activities for the nine months ended September 30, 2001.  The increase is due to the net sale of $21.6 million of marketable securities during the nine months ended September 30, 2002 coupled with a decrease in fixed asset purchases.  In addition, during the nine months ended September 30, 2001, we made $2.0 million of investments in non-marketable securities (ASIP and IPAG).  The proceeds from the sale of marketable securities were used predominantly for operating purposes and to pay certain financing obligations that were due.

               Cash used in financing activities was $0.9 million for the nine months ended September 30, 2002 compared with $77.0 million of cash provided by financing activities for the nine months ended September 30, 2001. The decrease in cash provided by financing activities is predominantly due to the proceeds from our initial public offering in June 2001.  During 2002, our debt payments increased due to software and equipment financings that we entered into during the latter part of 2001 and during the first half of 2002.  In addition, we made a $0.5 million loan to our Co-chairman and Executive Vice President.  The loan was made to assist the officer with the purchase of a new home upon his transfer from our European headquarters in Germany to our California facility.  During August 2002, we announced that this officer will depart from the Company on December 31, 2002 and accordingly, such loan and accrued interest is due on or before January 30, 2003.   In October 2002, we entered into a separation agreement with this officer.  The significant terms of the separation agreement include (i) a $125,000 separation payment, (ii) the immediate vesting of 140,000 of the officer’s remaining unvested stock options and the extension of the exercise period to 18 months for all vested options for a total of 580,000 vested options, (iii)  the payment of COBRA benefits for up to six months, (iv) the reimbursement of up to $50,000 for brokerage commissions paid (to be reduced dollar-for-dollar by the amount which the net proceeds (as defined) of the sale exceeds original purchase price of the residence) by the officer in connection with a closing on or before December 31, 2002 of the sale of his California residence and (v) the reimbursement of up to $25,000 for relocation expenses incurred in moving from the United States to Germany. Our obligations are conditioned upon the sale by the officer of his California residence by December 31, 2002.

               During the nine months ended September 30, 2002, we secured financing of $9.0 million through vendor financings and negotiated extended payment terms (generally payable within 12 months from purchase date) for another $2.6 million for some of our equipment and software needs.  We also received $1.2 million of proceeds from the exercise of employee stock options.

               During April 2002, we entered into an unsecured $6.0 million credit facility.  All amounts drawn down under this facility must be used for the purchase of capital assets.  The amount drawn down under the facility from May 2002 through October 2002 will be converted into a 30-month term loan (referred to as Tranche A).  The amount drawn down under the facility from November 2002 through April 2003 will also be converted into a 30-month term loan (referred to as Tranche B).  The Tranche A and B term loans will have a fixed interest rate determined at 150 basis points above the three year Treasury Note at the time such amounts are converted into their respective term loan.  During each six-month draw down period, only monthly interest payments are due.  During this period, interest is calculated at the London Interbank Offered Rate (“LIBOR”) plus 150 basis points.  The agreement requires that the Company maintain (i) a liabilities to tangible net worth ratio of .50 to 1, (ii) a minimum cash balance of $50 million and (iii) at least $12 million invested at the financial institution. During the six months ended June 30, 2002, $3.0 million was drawn down under Tranche A described above, of which $1.1 million, plus interest, is due within the next 12 months.

               As a result of significant reductions in our net assets during the nine months ended September 30, 2002, we did not meet our liabilities to tangible net worth ratio covenant discussed above.  The asset reduction is principally due to the following factors, all of which are discussed above; (i) the impairments and related charges associated with our investments in ASIP and IMC, (ii) fixed asset impairment charges, (iii) additional inventory obsolescence reserves and (iv) a valuation allowance against all of our deferred tax assets.  We received a waiver for this covenant violation and we are in the process of amending the covenant.  As discussed below, we expect that our cash usage during the fourth quarter of 2002 will be in the range of $17 to $19 million. Based upon this projected cash usage, we would not be in compliance with the minimum cash balance covenant of $50 million. Subsequent to September 30, 2002, we began negotiations with the financial institution to amend the credit facility to address the liabilities to tangible net worth covenant discussed above and the projected noncompliance of the minimum cash balance covenant. We cannot give any assurance that in the future we will be able to obtain a waiver in the event of noncompliance or that we can successfully amend the credit facility. In accordance with the credit facility agreement, if a covenant noncompliance is not cured, the bank has the right to demand immediate payment of all amounts outstanding under the facility.  If we are required to immediately pay these amounts, we will use more of our existing cash, cash equivalents and short term investments for operating purposes.

               Cash and cash equivalents and short-term investments decreased to $65.5 million at September 30, 2002 from $92.7 million on December 31, 2001 due predominantly to the use of cash in operating activities coupled with fixed asset purchases discussed above.

               Cash and cash equivalents and short-term investments are expected to decrease throughout the remainder of 2002.  We expect that our net cash usage will range from $17 to $19 million during the fourth quarter of 2002.  Given the short maturity of our short-term investments and their high liquidity, a material change in interest rates will not materially affect our liquidity.  We believe that our current cash position and the availability of vendor financings will satisfy our projected working capital and capital expenditure requirements through at least the next twelve months.  As discussed above, given the covenant noncompliance that was waived during the quarter ended September 30, 2002 and the possibility that we may be in noncompliance of a covenant at December 31, 2002, we do not intend to draw down any further amounts under our credit facility.

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

RISK FACTORS

               Set forth below and elsewhere in this Quarterly Report and in the other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

Our quarterly revenues and operating results have declined substantially and could continue to decline because of a number of factors, any one of which could adversely affect our stock price.

               Our revenues have declined substantially during the past several quarters.  Because of general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers.  We expect that our operating results will fluctuate substantially in the future and could continue to decline.  Our revenues will be significantly lower and loss per share will be significantly greater in fiscal 2002 than in fiscal 2001.  Future declines in revenues and increased losses may be caused by a number of factors, many of which are outside our control.  Factors that could negatively affect our future operating results include the following:

•	a continuing downturn in the telecommunications industry;

•	lower demand for our products and our customers’ products;

•	the failure of our corporate realignment plan;

•	the reduction, rescheduling or cancellation of orders by our customers or prospective customers;

•	general communications and semiconductor industry conditions;

•	the amounts and timing of investments in research and development;

•	competitive pressures on selling prices and the loss of customers;

•	our ability to introduce new products and technologies on a timely basis;

•	the amounts and timing of costs associated with warranties and product returns;

•	the ability of our customers to obtain components from their other suppliers; and

•	general economic conditions.

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

Our corporate realignment plan may not be successful.

               We initiated a corporate realignment plan during the third quarter of 2002 that we expect will be substantially completed by December 31, 2002.  The plan includes workforce reductions, the consolidation of facilities through closure of certain locations, a reduction in the level of activity at other locations and expected asset impairment charges.  We recorded a charge during the three months ended September 30, 2002 of $12.3 million associated with our realignment plan.    Although we are making every effort to reduce our expenses, we still expect to incur significant net losses in the foreseeable future due predominantly to the significant decrease in our revenues.

               Realignment plans require significant managerial resources to execute and we may fail to achieve our targeted goals.  In establishing the realignment plan, we may have incorrectly anticipated the demand for our products.  We may be forced to restructure further or may incur further operating charges due to poor business conditions.

We are using our available cash each quarter to fund our operating activities.

               During the first nine months of 2002, we have used $27.2 million of our available cash, cash equivalents and short term investments to fund our operating, investing and financing activities.  We anticipate that we will use approximately $17 to $19 million in cash, cash equivalents and investments during the fourth quarter of 2002 to fund our operations, investments and financing activities.  We believe that we will continue to use our available cash, cash equivalents and investments in the future although we believe that we have sufficient cash for our needs for at least the next twelve months.  We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not controlled.

               Although we undertook cost reduction programs during the past several quarters and initiated our corporate realignment plan during the third quarter of 2002 to further reduce expenses, we may still need additional capital. The market for our products has declined substantially; accordingly, we have continued to utilize significant amounts of capital.  In the event we are required, or elect, to raise additional funds, we may not be able to do so on favorable terms, if at all.  Our inability to raise additional capital could result in the need to further restructure our operations.

The market price for our Class A common stock has declined substantially and could continue to decline.

               Our stock price has declined significantly in the context of announcements made by us and other semiconductor suppliers of reduced revenue expectations and of a significant slowdown in the technology sector, particularly the optical networking equipment sector.  Given these general economic conditions and the reduced demand for our products that we have experienced, we expect that our stock price will continue to be volatile and could decline further.  In addition, the value of our company could decline due to the impact of any of the following factors, among others, upon the market price of our Class A common stock:

•	additional declines in our revenues and continued increased losses;

•	additional changes in financial analysts’ estimates of our revenues and earnings (losses);

•	our failure to meet financial analysts’ performance expectations; and

•	changes in market valuations of other companies in the semiconductor or fiber optic equipment industries.

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

Our reverse stock split may adversely affect the market price of our stock.

               On September 5, 2002, our board of directors authorized, and our shareholders approved, an amendment to our articles of incorporation to effect a reverse stock split for the purpose of increasing the market price of our Class A common stock above the Nasdaq minimum of $1.00 and avoiding delisting of our Class A common stock from the NASDAQ National Market.  Under the amendment, each outstanding 10 shares of our Class A common stock and Class B common stock was converted into one share of Class A common stock or Class B common stock, as applicable.  The effective date of the reverse split was September 6, 2002.  The market price of our Class A common stock has declined since the effective date of the reverse stock split.

               The long-term effect of the reverse stock split upon the market prices for our Class A common stock cannot be accurately predicted.  In particular, there is no assurance that prices for shares of the Class A common stock after the reverse stock split will return to levels higher than the prices for shares of the Class A common stock immediately prior to the reverse stock split.  Moreover, because some investors may view the reverse stock split negatively, there can be no assurance that the reverse stock split has not and will not continue to adversely impact the market price of our Class A common stock.

Our Class A common stock may still be delisted from the Nasdaq National Market.

               Despite the completion of our reverse stock split, if the closing bid price for the Class A common stock is less than $1.00 per share during thirty consecutive trading days, we may not qualify for continued inclusion of the Class A common stock on the NASDAQ National Market, and our Class A common stock could be delisted.  Additionally, there are other requirements for continued listing, in particular the requirement that we maintain a “public float” of at least $5 million, that could also cause our Class A common stock to be delisted.  If a delisting were to occur, our Class A common stock may trade on the NASDAQ SmallCap Market, on the OTC Bulletin Board, or in the “pink sheets” maintained by the National Quotation Bureau, possibly adversely affecting its liquidity.  In addition, some institutional investors have internal policies preventing the purchase of stocks trading on the NASDAQ SmallCap Market, the OTC Bulletin Board, or the “pink sheets”, which could also negatively affect the marketability of the Class A common stock.  Accordingly, if our Class A common stock were no longer to trade on the NASDAQ National Market, its market price could be adversely impacted.

We have incurred net losses in the past and expect to incur net losses in the future.

               We had net losses of $3.7 million in 2000, $12.4 million in 2001 and $93.8 million for the nine months ended September 2002.   Despite our corporate realignment plan, our ability to achieve profitability will be materially and adversely affected if we fail to significantly increase our revenues.  We anticipate incurring net losses for the foreseeable future.

A continued downturn in the communications equipment industry would further negatively impact our revenues and cash flows.

               We derive substantially all of our revenues from communications equipment manufacturers.  The communications equipment industry, which is highly cyclical, is experiencing a significant and prolonged downturn.  This downturn has had a significantly negative effect on the demand for our products. We cannot predict how long this downturn will last.  A continued downturn would further adversely affect our revenues and cash flows and will result in continued net losses and reduced cash balances for us.  In addition, our need to continue investment in research and development during this downturn and to maintain ongoing customer service and support capability constrains our ability to reduce expenses.  We may not be able to generate sufficient cash to maintain spending levels, even after our corporate realignment, if this prolonged downturn continues for an extended period of time.

We may not immediately benefit from a recovery in the communications equipment industry.

               Our industry is currently experiencing a significant and prolonged downturn due to a corresponding downturn in the communications equipment industry.  As noted above, this downturn could continue for some time. We expect to be positively affected when the communications equipment industry recovers.  Many of our customers, however, may have significant inventory on hand and a recovery in the communications equipment industry, when it occurs, may not benefit us in the short or intermediate term.  Our customers will first utilize their current inventory levels before placing orders with us.  If our customers or potential customers are maintaining a substantial amount of inventory, it may take a significant period of time before we benefit from an improvement in the communications equipment industry.  We attempt to estimate inventory levels at our customers but we cannot ensure that such estimates are materially accurate.

Declining activity in the build-out of the communications infrastructure and uncertainties in network service providers’ purchasing programs, as well as consolidation in the network service provider industry, may adversely affect our future business and operating results.

               Our business prospects depend substantially on the continued build-out of the communications infrastructure.  Almost all telecommunication service providers have curtailed the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for our products by communications equipment manufacturers.  This slowdown has caused our revenues and backlog to decline substantially.  Our revenues declined in the first, second and third quarters of 2002, compared to the comparable periods in 2001 and the fourth quarter of 2001.  In addition, network service providers typically purchase network equipment pursuant to multi-year purchasing programs that may increase or decrease on a monthly basis as the providers adjust their capital equipment budgets and purchasing priorities.  Network service providers’ further curtailment or termination of purchasing programs or decreases in capital budgets could materially and adversely affect our revenue and business prospects.  This is particularly true if significant and unanticipated by our communications equipment manufacturer customers and us.  Additionally, consolidation among network service providers may cause delays in the purchase of our products and a reexamination of strategic and purchasing decisions by these network service providers and our current and potential communications equipment manufacturer customers, including delaying the expansion of 10 Gb/s systems and the migration to 40 Gb/s systems, which could harm our business and financial condition.

We must incur substantial research and development expenses.  If we do not have sufficient resources to invest in research and development, our business would be seriously harmed.

               In order to remain competitive, we must continue to make substantial investments in research and development to develop new and enhanced products.  We cannot assure you that we will have sufficient resources to invest in the development of new and enhanced technologies and competitive products.  Our failure to continue to make sufficient investments in research and development programs could further significantly reduce our revenue and harm our business.  Additionally, our products have a short life cycle; therefore, we have limited time to capitalize upon our research and development investments and generate revenues.  We cannot assure you that our research and development investments will result in revenues in excess of our expenses, if at all, or will result in any commercially accepted products.

A few customers account for a majority of our sales, and the loss of one or more key customers could significantly reduce our cash flows, revenues and any profits.

               A relatively small number of customers have historically accounted for a majority of our revenues.  Our three largest customers accounted for approximately 64% of our revenues for the nine months ended September 30, 2002, 71% of our revenues in 2001, and 73% of our revenues in 2000.  Our top three customers for the nine months ended September 30, 2002 were TyCom, Alcatel and Lucent, representing approximately 27%, 24% and 13% of our revenues, respectively.  Our top three customers for the year ended December 31, 2001 were TyCom, Alcatel and Marconi, representing approximately 34%, 29% and 8% of our revenues, respectively.  Our top three customers in 2000 were Lucent, Alcatel and Cisco, representing approximately 34%, 28% and 11% of our revenues, respectively.  We anticipate that relatively few customers will continue to account for a significant portion of our revenues.  A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers in any period could significantly reduce our revenues.

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

               We sell substantially all of our products based on individual purchase orders, rather than long-term contracts.  As a result, our customers generally can cancel or reschedule orders on short notice and are not obligated to purchase a specified quantity of any product.  For example, we had significant order cancellations during 2001.  We cannot assure you that our existing customers will continue to place orders with us, that orders by existing customers will be repeated at current levels or that we will be able to obtain orders from new customers.  We cannot predict the size, timing or terms of incoming purchase orders; therefore, decreases in the number or size of orders or the development of customer orders with new terms may adversely affect our business and operating results.

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

Our future success depends on the continued service of our engineering, technical and key management personnel, and our failure to retain such personnel would be harmful to our ongoing operations and business prospects.

               We may not be able to continue to retain engineers or other qualified personnel necessary for the development of our products and business or to replace engineers or other qualified personnel who may leave us in the future.  Loss of the services of engineers or other technical and key management personnel could be significantly detrimental to our product and process development programs and adversely affect our business and operating results.

Our future success depends in part on the continued service of our key executives, and the loss of any of these key executives could adversely affect our business and operating results.

               Our success depends in part upon the continued service of our executive officers, particularly Dr. Richard N. Nottenburg, our President, Chief Executive Officer and Chairman of the Board.  Dr. Nottenburg does not have an employment or non-competition agreement with us.  The loss of Dr. Nottenburg would be detrimental to our ongoing operations and prospects.  In August 2002, Eric Pillmore, our Vice President of Finance and Chief Financial Officer, resigned to pursue other opportunities, and Dr. Jens Albers, our Executive Vice President and Co-chairman of the Board, retired from his full-time duties as an officer and director, and announced that he will leave our company on December 31, 2002.  In November 2002, Joseph Cole, our Vice President of Worldwide Sales and Ronald M. Krisanda, our Senior Vice President of Operations, resigned to pursue other opportunities.  While we have replaced Mr. Pillmore and reassigned Dr. Albers’, Mr. Cole’s and Mr. Krisanda’s responsibilities to other members of management, our future success will depend in part on how effectively we can carry out our business plan in their absence.

Several of our key personnel are relatively new to their positions and must be integrated into our organization.  Our failure to integrate these individuals could adversely affect our business.

               Several of our key personnel have recently been promoted to their current positions, including John U. Soenksen, who was promoted to his current position of Chief Financial Officer in August 2002 and Richard Mannherz, who was promoted to Vice President of Worldwide Sales in November 2002.  Therefore, in combination with the executive departures described in the risk factor above, there has been little or no opportunity to evaluate the effectiveness of our current executive management team as a combined unit.  Our future performance will depend in part on our ability to successfully integrate our newly appointed officers and key personnel into our management team, and our ability to develop an effective working relationship among management.

We will lose customer sales and may not be successful if customers and prospective customers do not qualify our products to be designed into their systems.

               Because our products must function as part of a larger system or network, our customers often undertake extensive qualification processes prior to placing large product orders.  Once communications equipment manufacturers decide to use a particular supplier’s products or components, they incorporate those products or components into their system design, which are known as design-wins.  Suppliers who fail to achieve design-wins are unlikely to make sales to those customers for particular projects until at least the adoption of future redesigned systems.  Even then, many companies may be reluctant to incorporate entirely new products into their new system designs, as this could involve significant additional redesign efforts.  If we fail to achieve design-wins we will lose the opportunity for sales to those customers for a lengthy period of time.  Although a design-win increases the likelihood that our products will be incorporated into the systems of our customers or prospective customers, it does not obligate that customer or prospective customer to purchase specified quantities of our products.

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

               International sales accounted for approximately 20% of our revenues for the nine months ended September 30, 2002, 24% of our revenues for the year ended December 31, 2001, and 27% of our revenues in 2000.  International sales may continue to account for a significant portion of our revenues, and as a result, we will be subject to certain risks associated with international sales, including:

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

The markets we serve are subject to rapid technological change, and if we are unable to develop and introduce new products, our revenues could decline further.

               The markets we serve frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis.  Products for communications applications, as well as for high-speed computing applications, are based on continually evolving industry standards.  A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on existing transmission standards.  Our ability to compete in the future will, however, depend on our ability to identify and ensure compliance with evolving industry standards.

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

               These risks may lead to increased costs or delay product delivery, which would harm our revenues and customer relationships.  Consequently, our revenues could be reduced for a substantial period if we fail to develop products with required features or performance standards, if we experience a delay as short as a few months in bringing a new product to market, or if our customers fail to achieve market acceptance of their products.

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

If a significant number of shares become available for sale and are sold in a short period of time, the market price of our stock could further decline.

               The lock-up agreements in effect as of our initial public offering in June 2001 expired in December 2001.  Following the expiration of these agreements, approximately 5.5 million shares, as well as additional shares issuable upon exercise of options, became immediately eligible for sale in the public market, subject to certain exceptions.  We also had, as of September 30, 2002, 1,757,000 shares subject to vested but unexercised options and warrants which may currently be exercised and sold in the public market.  If our shareholders now sell substantial amounts of our common stock in the public markets, the market price of our stock could be materially adversely affected.

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

               We currently have approximately 5,000,000 shares of Class A common stock outstanding, with each share entitling the holder to one vote.  We currently have 2,600,000 shares of Class B common stock outstanding, each of which entitles the holder to ten votes.  All of the Class B common stock is held by officers, directors or other persons or entities owning 5% or more of the total voting control held by our shareholders.

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

               We are exposed to fluctuations in the Euro, lita and the Israeli shekel.  During 2001, we opened sales offices in Canada, Italy and the United Kingdom and are now exposed to fluctuations in the Canadian dollar and British pound. The expenses of our foreign sales offices are not material.  During the nine months ended September 30, 2002, total expenses denominated in these currencies were $15.8 million or 17% of total expenses before income taxes.  For the nine months ended September 30, 2002, expenses denominated in the Euro represented approximately $10.8 million of foreign expenses and expenses denominated in the shekel were approximately $4.8 million for the same time period. We expect that our foreign expenses will decrease as we continue to execute on our corporate realignment plan.

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

               Short-term Investments

               At September 30, 2002, our investment portfolio included fixed and floating rate securities of $21.3 million.  The maximum maturity of these investments is generally 12 months with an overall dollar-weighted maturity of the portfolio of less than six months.  Fixed rate securities are subject to interest rate risk and will decline in value if interest rates increase whereas floating rate securities may produce less income than expected if interest rates decrease.  Accordingly, our future investment income may not meet expectations as a result of interest rate fluctuations or a loss of principal may occur if we were to sell securities that have declined in market value as a result of interest rate fluctuations.  As a result of the relatively short average maturity of the portfolio, an immediate 100 basis point increase in interest rates would not have a material impact on our financial condition, results of operations or cash flows.

               We do not attempt to reduce our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of our portfolio.

               Other Investments

               Our other investments include several strategic investments in privately held companies.  These investments have an inherent level of risk associated with them, as they are comprised of investments in start-up or development stage companies.  We consider these investments long-term strategic investments.  The market for these technologies or products that they have under development is typically in the early stages, and may never materialize.  Accordingly, we could lose our entire investment in these companies.  In fact, during the three months ended September 30, 2002, we recorded an impairment charge of $1.1 million and $1.4 million on our investment in ASIP and IMC, respectively, because we believe that the reduction in these investment’s value is other than temporary.  We also recorded an impairment charge of $2.1 million on equipment that we consigned to ASIP.  We have also provided a guarantee for a lease of ASIP, which is an equity basis investment.  The guarantee is through December 31, 2005, provided that ASIP continues to meet all terms and conditions of the lease.  The total remaining lease payments to be made by ASIP during the guarantee period are $1.1 million.

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

               Corporate Realignment.  We recorded a corporate realignment charge that includes estimated costs for severance and costs to exit leased facilities.  If actual severance costs are higher than our estimate or if we cannot sublease our vacant facilities as quickly as we anticipate and/or if the actual sublease income is less than our estimate, we may be required to record additional charges for these items in future periods.

Item 4.    CONTROLS AND PROCEDURES

               Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

               There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

               In May 2002, a complaint was filed in Los Angeles Superior Court against us, our Chief Executive Officer and our former Executive Vice President arising out of an alleged oral joint venture agreement between the plaintiff, us and the named officers in connection with the development of our subsidiary in Israel.  The action claims that we and the named officers breached an oral agreement to deliver to the plaintiff a warrant to purchase at least 10,000 shares of our common stock at a price of $13.00 per share, and seeks damages in excess of $1.0 million.  Although we have denied the allegations in the complaint and believe that they are without merit, we cannot predict the outcome of the litigation.

Item 2.    Changes in Securities and Use of Proceeds

(a)           None

(b)           None

(c)           None

(d)           None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

               We held a Special Meeting of Shareholders on September 5, 2002 for the purposes of approving an amendment to our Amended and Restated Articles of Incorporation, to effect a reverse stock split of our Class A Common Stock and Class B Common Stock, whereby each outstanding 5, 6, 7, 8, 9 or 10 shares would be combined, converted and changed into one share of Class A Common Stock or Class B Common Stock, as applicable, with our Board of Directors having authority to determine which, if any, of the conversion ratios within this range would be used.

               The proposed amendment was approved by our shareholders and on September 5, 2002, our board of directors authorized a ten for one reverse split.  The effective date of the reverse split was September 6, 2002.  The voting is set forth below:

For	Against	Abstain

45,195,662	255,902	7,710

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

               The following exhibits are filed herewith:

Exhibit Number	Description

10.18	Separation Agreement and General Release dated as of October 30, 2002 between the Registrant and Jens Albers

99.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               We filed the following current reports on Form 8-K during the three months ended September 30, 2002:

               1)       On August 7, 2002, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed the appointment of our new Chief Financial Officer.

               2)       On August 9, 2002, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed our corporate realignment plan and the departure of our Co-chairman.

               3)       On August 14, 2002, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed second quarter 2002 results.

               4)       On August 14, 2002, we filed a Current Report on Form 8-K to provide the certifications required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

               5)       On September 6, 2002, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed the shareholder and board of director approval of a one-for-ten reverse stock split.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTILINK TECHNOLOGY CORPORATION

Date: November 14, 2002	/s/ JOHN U. SOENKSEN

John U. Soenksen Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

CERTIFICATION

             I, Richard N. Nottenburg, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of Multilink Technology Corporation;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Richard N. Nottenburg

Richard N. Nottenburg Chairman of the Board and Chief Executive Officer

CERTIFICATION

              I, John U. Soenksen, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of Multilink Technology Corporation;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOHN U. SOENKSEN

John U. Soenksen Chief Financial Officer