Form 10-K
period 2002-12-31
MULTILINK TECHNOLOGY CORP
filed 2003-03-21
CIK 1114068

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO

COMMISSION FILE NUMBER 000-31851

MULTILINK TECHNOLOGY CORPORATION
 (Exact Name of Registrant as Specified in Its Charter)

CALIFORNIA	95-4522566

(State or Other jurisdiction of Incorporation Organization)	(I.R.S. Employer Identification No.)

300 ATRIUM DRIVE, 2ND FLOOR, SOMERSET, NEW JERSEY	08873

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 537-3700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

CLASS A COMMON STOCK, $0.0001 PAR VALUE
(Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices of such stock, as of June 28, 2002 was approximately $14,205,709. (All officers and directors of the registrant are considered affiliates.)

          At March 18, 2003 the registrant had 5,098,314 shares of Class A Common Stock issued and outstanding and 2,600,000 shares of Class B Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III of this Form 10-K.

MULTILINK TECHNOLOGY CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2002

i

CAUTIONARY STATEMENT

          This Report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income (loss), the need for additional capital, market acceptance of our products, the competitive and cyclical nature of  our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the timing of new product introductions, the adoption of future industry standards,  our ability to migrate to smaller process geometries and new technologies. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” at the end of Item 7 of this Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

          As used in this Form 10-K, “company,” “we,” “us,” “our,” “Multilink” and “Multilink Technology” refer to Multilink Technology Corporation and its subsidiary companies. We were incorporated in California in July 1994.

PART I.

Item 1.      BUSINESS

          We design, develop and market advanced integrated circuits, modules and higher-level assemblies that enable next generation optical networking systems. Our current products address the markets for DWDM and SONET/SDH optical networking equipment. We focus on the fastest commercially available speeds of OC-192, or 10 gigabits per second, or higher, and are developing products that are designed to address systems for the Metro/Access and Enterprise markets. We seek to be first to develop innovative products with system functions that allow communications equipment manufacturers to rapidly build and deliver high performance fiber optic systems ahead of their competitors.

Realignment Plan

          In August 2002, we announced a corporate realignment plan to create a more efficient cost structure and realign our business to reflect the current telecommunication market environment, which will permit us to focus our employees on our key business strategies.  The major initiatives of the plan include a reduction of 40 to 45 percent in our worldwide headcount, the consolidation of facilities through the closure of certain locations and the reduction in the level of activity at other locations. During 2002, we recorded an $11.0 million charge in connection with this plan.  During the three months ended December 31, 2002, we expanded the plan by deciding to close facilities in addition to those already included in the charge recorded during the third quarter of 2002.

          Upon completion of the plan, we anticipate that our worldwide headcount will decrease to approximately 150 people as compared to 382 at December 31, 2001.  The headcount reduction portion of the plan was substantially completed by December 2002 and is expected to be fully completed by April 2003.  The headcount reductions have occurred at all of our locations in Europe, Israel and the United States.  We have estimated that the total cash cost of the realignment plan is approximately $4.7 million and that the plan, combined with our other cost saving initiatives, will contribute approximately $35.0 million of annual cash savings.  The estimated remaining cash outflows related to the plan are expected to be $2.2 million in 2003, less than $0.6 million in 2004 and $0.7 million thereafter. The estimated cash outflow and annual cash savings related to the plan will, however, be negatively impacted if it takes us longer than anticipated to sublease some of our closed facilities or if our planned further headcount reductions are delayed.

          Although we undertook cost reduction programs and initiated our corporate realignment plan during 2002 to reduce expenses, we cannot assure that our realignment plan will be successful, and we may need to restructure further, or raise additional capital.  As another alternative to raising capital, we may need to explore the opportunity to merge with or be acquired by another company.

Background

          The volume of data traffic across communications networks has grown rapidly over the past decade. This growth has been driven by the increased use of data-intensive applications such as electronic commerce, Internet access, e-mail, streaming audio and video, remote access and other new applications.  Data traffic currently exceeds voice traffic in communicating networks and, despite the current downturn in the telecommunications market, should be the key driver for growth in the coming years.

     Development of Fiber Optic Networks

          Much of the public network’s infrastructure was originally designed to transmit voice communications utilizing copper wire as the primary transmission medium. This copper wire-based infrastructure is ill-suited for high-speed data transmission due to bandwidth limitations and high maintenance and administration costs. Communications service providers will need to upgrade their network architectures by increasing bandwidth and switching capabilities for high-speed data and voice transmissions and are replacing conventional copper wire technology with fiber optic technology. Fiber optics offers substantially greater capacity than copper wire and is less error-prone and, as a result has become the transmission medium of choice for both incumbent and emerging service providers. SONET/SDH, or Synchronous Optical Network/Synchromous Digital Hierarchy, are the standards, or protocols, for the transmission of communications traffic over optical fiber. SONET and SDH facilitate high data integrity and improve network reliability at the higher transmission rates demanded in newly developed optical networking systems.

     Innovations in Optical Networking Systems

          The two primary approaches for increasing bandwidth capacity are higher transmission speeds and higher channel density. The majority of new optical networking systems deployed by service providers addressing the network core operate at 10 gigabits per second, or Gb/s. We believe future network deployments will incorporate systems that operate at 40 Gb/s or faster when the technology becomes commercially available. DWDM, or dense wavelength division multiplexing, is a technology development that increases the capacity of existing fiber optic networks by combining multiple light beams of information, each at a different wavelength, or channel, onto a single strand of optical fiber. Higher transmission speeds and increased deployments of DWDM technology have significantly increased the complexity of optical networking systems. In addition, we believe that next generation optical networks will add substantial functionality and innovations to the optical transport layer to further optimize available capacity.

     Components for Optical Networking Systems

          As communications equipment manufacturers develop systems that enable higher transmission speeds and deploy DWDM technology to increase bandwidth, they must integrate a greater number of complex components that generate, manipulate, transmit and receive electrical and optical signals. The complexities associated with the design and development of state-of-the-art components have caused communications equipment manufacturers to rely upon sophisticated component suppliers.

     Requirements for Supplying Components in Optical Networking Systems

          To meet the performance and functionality requirements of optical networking systems, communications equipment manufacturers often seek suppliers that can deliver increasingly sophisticated component solutions. These component suppliers must provide each of the following:

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

          Advanced Technologies and Processes that Enable High-Speed Transmission. Building high-speed integrated circuits requires access to specialized process technologies and advanced circuit design approaches. The vast majority of the semiconductor industry employs a Complementary Metal Oxide Semiconductor, or CMOS, transistor built on silicon material. Because of demanding performance requirements, alternatives to traditional CMOS have emerged in the communications industry. Specifically, Gallium Arsenide, or GaAs, and Silicon Germanium, or SiGe, as well as new CMOS processes have emerged as semiconductor technologies that are effective in addressing high-speed optical communications requirements. Component suppliers are also exploring other semiconductor technologies, such as Indium Phosphide, or InP, as well as new generations of GaAs, SiGe and CMOS, to address the requirements of future, higher speed communications systems. Each of these processes poses significant challenges and has distinct characteristics that require extensive knowledge and expertise. Communications equipment manufacturers often seek component suppliers that have the necessary expertise to use the optimal processes in order to provide next generation optical systems solutions for their customers.

          Highly Integrated Product Solutions. In order to rapidly and cost effectively introduce new products and simplify the design and manufacture of optical networking systems, communications equipment manufacturers often seek component suppliers that can provide highly integrated solutions, thereby eliminating the time and expense associated with sourcing and integrating components from multiple manufacturers. These integrated solutions are modules or higher-level assemblies that combine numerous discrete components into a package or board to be sold as a single product, which eliminates the time and expense associated with sourcing and integrating components from multiple suppliers. As systems are manufactured in greater volumes, communications equipment manufacturers require that modules and higher-level assemblies be integrated further into multi-chip or single- chip solutions. This integration provides for faster and more efficient production, reduced part count and smaller design for placement into the network equipment, significantly reducing manufacturing costs for communications equipment manufacturers.

Strategy

          Our goal is to become a global supplier of high value component solutions for optical networking systems. Key elements of our strategy include:

     Leveraging Core Competencies to Rapidly Introduce Products that Enable Next Generation Optical Systems

          We have developed substantial competencies in mixed-signal circuit and module design and advanced semiconductor process technologies. We have also developed core competencies in Very Large Scale Integration, or VLSI, circuit architecture and design including forward error correction, or FEC, framer/mapper and data encapsulation/aggregation technologies.  We intend to continue providing sophisticated products that meet the requirements of next generation optical networking systems. We will continue to capitalize on our design competencies and our integration capabilities to provide our customers with new modules and higher-level assemblies so they can quickly and cost-effectively introduce new systems with greater functionality. We intend to develop new products using leading-edge technologies that allow us to transition these modules and higher-level assemblies into highly integrated, multi-chip or single-chip solutions, enabling us to address our customers’ production requirements.

     Expanding Our Customer Relationships and the Breadth of Our Customer Base

          We seek to strengthen our existing customer relationships and expand our customer base by targeting leading edge communications equipment manufacturers, anticipating their needs through a collaborative design and development process and providing ongoing, in-depth customer support. We participate early in the design process of our customers’ potential products and aid in the design of their future systems architecture. Our application engineers and marketing personnel work closely with our customers to define and implement the appropriate solution and to provide continuous support. This extensive customer interaction allows us to further develop our systems expertise and to expand the functionality of our products in our customers’ optical networking systems.

     Maintaining Technology Leadership

          We seek to maintain our technological advantage in the design and development of components for next generation optical networking systems by further investing in research and development, focusing on high bit rate component solutions and vigorously recruiting and retaining talented engineers. We will also continue to work closely with our foundry and technology partners to drive the development of future generation process technologies.

     Pursuing Strategic Relationships

          We seek to continue to establish strategic relationships to expand our technology leadership and secure access to advanced process technologies. We believe that establishing strategic relationships with companies with products or technologies that we deem complementary to our current and future offerings will enable us to more effectively penetrate new and existing market segments and offer our customers additional high value solutions.

     OEM and Licensing

          We may pursue relationships with other vendors of semiconductor products in which they will market and sell Multilink-designed products.  We may also pursue relationships wherein an integrated circuit designer will license Multilink-developed intellectual property for incorporation into application specific integrated circuits, or ASICs, being developed by that partner.

     Addressing the Core and Metropolitan Portions of the Optical Transport Network, while Expanding into the Access and Enterprise Markets

          We provide product solutions for optical networking systems in the innovative network core market. We will continue to build on our expertise in DWDM and long-haul applications for the core of the network. We have also leveraged this expertise and seek to provide  product solutions for emerging metropolitan or regional optical networking systems as OC-192 is beginning to be deployed in this portion of the network.  We are expanding into the Access and Enterprise markets by leveraging our intellectual property portfolio of mixed-signal, analog and digital signal processing technologies. During the past two years, we have made significant research and development investments in developing mixed-signal products that utilize 0.13um CMOS technology. We expect to announce products related to a new family of Serialization/De-serialization, or SerDes devices targeted at local area and storage area networks that can utilize our mixed-signal expertise.

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

          The following is a diagram that shows the different functions required for fiber optic transmission systems:

          PMD devices perform the conversion between electrical and optical signals and can be categorized as either transmitters or receivers. Transmitters convert voice and data transmissions carried as electrical signals into optical signals for transmission over optical fiber, while receivers convert optical signals into electrical signals. Transmitters are composed of an electrical-to-optical, or E/O, converter, which converts electrical signals to optical pulses, and a driver, which amplifies and conditions signals for use by the E/O converter. E/O converters are composed of a light source, or laser, and an external modulator, which creates individual pulses of light, or optical signals. Receivers consist of a semiconductor device that converts an optical signal into electrical pulses, an optical-to-electrical, or O/E, converter, and a transimpedance amplifier, or TIA, which amplifies these electrical pulses.

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

     Our Physical Layer Products

          We have broad experience in the production of physical layer products. We have designed our multiplexers with exceptionally low jitter, which is a type of noise in optical channels, directly improving signal quality and transmission distance. We have designed our demultiplexers with highly sensitive signal processing that eliminates the need for additional components to perform the same function. Our demultiplexers are highly insensitive to jitter, allowing for longer optical transmission distances. We are currently broadening our portfolio of multiplexers and demultiplexers to include product offerings that incorporate greater functionality, higher levels of integration, smaller physical size, lower power consumption and tighter integration with our datalink layer components.

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

          Our first FEC device, the MTC6130, is currently available, while a second FEC device, the MTC6131 SuperFECTM is shipping to customers.  Future FEC products will address higher performance, higher levels of integration, and/or higher bit rates. We have announced the MTC6134 EFEC which greatly reduces the power while increasing the functionality of high-performance FEC. Framer/Mappers that are currently in development include advanced products for 10 Gb/s systems, as well as devices targeted for Gigabit Ethernet applications in the Metro market. We have also announced the MTC 6210 framer/mapper for support of 10Gb/s systems utilizing Ethernet over SONET/SDN functionality.

Customers

          In 2002, we shipped our products to over 30 customers, including Alcatel, Ciena, Cisco,  Lucent, Marconi, Nortel, Siemens and TyCom. We sell our integrated circuits, modules and higher-level assemblies to leading and emerging communications equipment manufacturers that develop high-speed optical transport networking systems.

          TyCom, Alcatel and Lucent accounted for approximately 25%, 19% and 10% of our revenues in 2002, respectively.  During 2001, TyCom with 34% and Alcatel with 29% accounted for more than 10% of our revenues and four other customers each accounted for greater than 5% of our revenues. Lucent, Alcatel, and Cisco accounted for approximately 34%, 28% and 11% of our revenues in 2000, respectively.

Strategic Relationships

          We have established strategic relationships with both TRW (a wholly-owned subsidiary of Northrop Grumman) and IBM. We have entered into these strategic relationships with the objective of building and maintaining relationships with leading suppliers of semiconductor process technologies in order to diversify our product and technology base. We previously entered into supply agreements with TRW pursuant to which TRW supplied us with a certain number of processed GaAs and Indium Phosphide wafers annually. These agreements expired in December 2002. During May 2000, we entered into a series of agreements with IBM. Our semiconductor development agreement with IBM provides us with certain models and design kits for use in the fabrication process to develop new integrated circuits. We provide IBM with prototype designs, and IBM fabricates mask sets corresponding to our designs, schedules wafers starts and processes the wafers. Under our joint development agreement with IBM, we jointly developed integrated circuits. We are both permitted to sell the jointly created products to third parties, subject to a fixed royalty fee payable to the other party.  The joint development agreement was cancelled during the first quarter of 2002.  In addition, during July 2001, we entered into a volume purchase agreement with IBM pursuant to which IBM provides us with SiGe wafers for a fixed price per wafer.  There are no minimum purchase requirements under this agreement, which expires in May 2005.

Sales, Marketing and Customer Support

     Sales

          We target leading and emerging communications equipment manufacturers that develop high-speed optical transport networking systems. We manage the sales process by interacting with our customers at multiple layers of our organization. Our initial contact with a potential customer generally begins with either direct contact by our management or sales force or through third-party manufacturers’ or independent sales representatives. Our strategic account managers and marketing personnel manage the customer relationship throughout the pre-and post-sales process. As needed, systems engineering personnel have detailed technical interactions with our customers during product definition. Our application engineers assist the customer in designing the solution into the customer’s systems. Close interaction further enables us to establish strategic customer programs or relationships.

          We sell our products through our direct sales force and through independent sales representatives working under the direction of our strategic account managers. As of December 31, 2002, our direct sales force consisted of 20 direct sales professionals, application engineers, managers and administrative personnel located at our headquarters in Somerset, New Jersey and other locations in the United States, and in Germany, Italy and China.

     Marketing

          We have traditionally marketed our products in North America and Europe and have recently begun to market our products in Asia. As of December 31, 2002, our marketing staff included 5 marketing professionals and administrative personnel. Our marketing activities include:

•	product management and planning;

•	seminar programs, trade shows, guest speaker invitations and technical conferences;

•	public relations activities and customer events;

•	advertising, technical articles in industry publications and marketing collateral materials; and

•	communication on the Internet.

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

Manufacturing

          We outsource the fabrication and assembly of our semiconductor devices, modules, high-level assemblies and transceivers. We have in-house semiconductor testing capabilities that allow us to develop and perform testing for low volume production.  We also have in-house final assembly and test for our high-level assemblies and transceivers.  We expect to continue our outsource strategy and to continue to move our testing from our in-house capabilities to outside vendors.  As a fabless semiconductor company, we are able to concentrate our resources on supply chain management design, development and marketing of our products. During October 2001, we obtained our ISO 9001:2000 certification from the International Organization of Standardization.  ISO 9001:2000 refers to an international set of quality management system standards that organizations use worldwide.  ISO 9001:2000 requires that we plan and manage the process necessary for the continual improvement of our quality management system.

     Wafer Manufacturing

          We outsource our semiconductor fabrication to several foundries for high bit-rate technologies, including TRW, IBM, TriQuint Semiconductor, and Conexant.  The older generation of our mixed-signal products, which comprised a significant portion of our 2001 revenue, is based predominantly on GaAs HBT wafers supplied by TRW.  The wafers for the third and fourth generation of our mixed-signal products are based on SiGe technology supplied by IBM.  Our manufacturing strategy is to qualify and utilize leading process technology for the fabrication of high bit-rate semiconductor devices and to utilize these external foundries for a variety of different semiconductor technologies. There are certain risks associated with our dependence upon external foundries, including reduced control over delivery schedules, quality assurance, manufacturing yields and costs, the potential lack of adequate capacity during periods of excess demand, limited warranties on wafers or products supplied to us, increases in the prices and potential misappropriation of our intellectual property.  Finding alternative sources for these wafers will result in substantial delays in production and additional costs.

     Packaging, Assembly and Testing

          The primary vendors for the packaging, assembly and testing of our integrated circuit products are Kimbell Electronics Group, ASAT Inc. and Siliconware Precision Industries Co., Ltd.  ASAT is currently building product for us in their Hong Kong facility.  The primary outsource vendor for the assembly and testing of our driver module products is Natel Engineering Co., Inc., and the majority of our surface mount technology assembly is being contracted from SMTEK International and Flextronics.

          We operate in-house module manufacturing facilities that allow rapid prototyping and development of new products and also serve to complement our outsource module manufacturing partners. We have in-house module and integrated circuits testing facilities in California,  New Jersey and Israel. We maintain comprehensive review and inspection of our outsourcing facilities to ensure compliance with our quality standards for manufacturing assembly and test. Our manufacturing processes and outsource vendors utilize stringent quality controls, including incoming material inspection, in-process testing and final test, and all are ISO 9001 certified.

Research and Development

          As of December 31, 2002, we had 125 employees dedicated to research and development, of whom 65 hold advanced degrees, including 19 PhDs. We have additional engineering employees dedicated to marketing, application engineering and business development. These employees are involved in advancing our core technologies and applying these core technologies to product development and activities in our targeted markets.

          We believe that the achievement of higher-levels of integration, functionality and performance and the introduction of new products in our target markets is essential. As a result, we have made and will continue to make substantial investments in research and development. Our research and development expenses, exclusive of deferred stock compensation and warrant issuances, for 2002, 2001 and 2000 were approximately $46.1 million, $54.7 million and $24.6 million, respectively.

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

                    We compete with a number of major domestic and international suppliers. We compete primarily against Agere, Applied Micro Circuits, Intel, Infineon, JDS Uniphase, Maxim, MindSpeed (a Conexant company), Nortel (microelectronics division), NTT Electronics, Philips, PMC-Sierra and Vitesse. In addition to these established companies, we also compete with various start-up entities.  In certain circumstances, most notably with respect to ASICs supplied to Lucent and Nortel, our customers or potential customers have internal integrated circuit and/or manufacturing capabilities.

          In addition, suppliers may begin to offer product solutions, including both electronic and optical components. This creates the potential that suppliers of optical components, which are currently complementary to suppliers of electronic components, may become competitors as they broaden their product portfolio with electronic components, or vice versa. Companies with existing capabilities or products in both areas may benefit from significant competitive advantages.

Intellectual Property

          We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect such intellectual property. To date, we have one U.S. patent issued and 14 U.S. patent applications pending.

          Although we employ a variety of intellectual property in the development and manufacturing of our products, we believe that none of such intellectual property is individually critical to our current operations.Taken as a whole, we believe, however, that our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. From time to time, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products effectively. There can be no assurance that any necessary licenses will be available on reasonable terms.

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

Employees

          As of December 31, 2002, we had a total of 187 employees, including 25 in sales, marketing and application engineering, 17 in manufacturing, purchasing and quality, 125 in research and development and 20 in general and administrative functions. Of these employees, approximately 147 were located in North America, 27 were located in Europe, 12 were located in Israel and one was located in Asia. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppages.

Company

          Our website address is www.mltc.com.  We make our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file these reports.

Item 2.     PROPERTY

          Our corporate headquarters facility, consisting of approximately 36,000 square feet, is located in Somerset, New Jersey. We lease our corporate headquarters facility pursuant to a sublease agreement that expires in April 2007 for approximately 12,000 square feet and pursuant to a lease agreement that expires in February 2006 for approximately 24,000 square feet. We also lease our principal design facility, consisting of approximately 31,000 square feet, in Somerset, New Jersey, pursuant to a lease agreement that expires in October 2006. Pursuant to our corporate realignment plan whereby we have consolidated facilities, we have substantially vacated the Somerset, New Jersey design facility and are attempting to sublease the entire facility for the remaining lease term.  We lease approximately 29,600 square feet of design space in Santa Monica, California pursuant to a lease agreement that expires in December 2005 and we are currently attempting to sublease approximately 5,000 square feet of this facility. We lease approximately 7,000 square feet for a design center in Allentown, Pennsylvania pursuant to a lease agreement that expires in September 2006. We are actively searching for a sub-leasee for the remainder of the Allentown, Pennsylvania lease term as we have completely vacated this facility pursuant to our realignment plan and have consolidated the functions performed at this location into our corporate headquarters location.   We also lease approximately 1,800 square feet for a sales office in Los Altos, California pursuant to a lease agreement that expires in August 2003 that we are also attempting to sublease.   We also lease approximately 6,600 square feet for a design center in Santa Clara, California pursuant to a lease agreement that expires in May 2005.

          In addition, we have lease agreements for an approximate 11,800 square feet facility in Bochum, Germany, which expires in January 2011 and an approximate 19,400 square feet facility in Munich, Germany, which expires in December 2005.  Subsequent to December 31, 2002, we have terminated our Bochum lease for less than $0.1 million in termination costs and now lease on a month-to-month basis.  We have also reduced our Munich lease square footage by approximately one-half and revised the remaining lease term to expire in December 2003 for less than $0.1 million in termination costs.

     We have lease agreements for an approximate 3,500 square feet facility in Kaunas, Lithuania, which expires in November 2004, an approximate 13,000 square feet facility in Israel, of which approximately 6,500 square feet expires in each of February 2003 and January 2004, and an approximate 2,200 square feet facility in Milan, Italy, which expires in July 2007. These facilities are used predominantly for research and development and sales activities.

Item 3.     LEGAL PROCEEDINGS

          In the ordinary course of our business, we are the subject of, or party to, various pending or threatened legal actions. We believe that any liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Recent Market Prices

          Our Class A common stock began trading under the symbol MLTC on the NASDAQ National Market System on June 21, 2001.  Preceding June 21, 2001, there had been no public market for our common stock.  On September 6, 2002, our shareholders and board of directors approved a one-for-ten reverse stock split of our Class A and Class B common stock.  All share prices have been restated to reflect the retroactive effect of the reverse stock split.

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

2002	High	Low

First Quarter	$70.80	$18.70
Second Quarter	$24.00	$4.50
Third Quarter	$2.71	$1.97
Fourth Quarter	$4.22	$1.05

2001	High	Low

Second Quarter (1)	$147.40	$93.20
Third Quarter	$184.00	$43.10
Fourth Quarter	$83.30	$32.00

(1) For the period from June 21, 2001 to June 30, 2001.

          As of March 18, 2003 there were approximately 2,500 record holders of our Class A common stock and there were 4 record holders of our Class B common stock. On March 18, 2003 the last reported sale price of the Class A common stock on the Nasdaq National Market was $1.59 per share.

          Our Class B common stock is not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and is automatically converted upon sale and most other transfers.

Dividend Policy

          We have never declared or paid cash dividends on shares of our capital stock.  We currently intend to retain all of our earnings, if any, for use in our business and in acquisitions of other businesses, products or technologies. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

          We have two classes of common stock outstanding.  Our Class A common stock has one vote per share and our Class B common stock has ten votes per share.  Only our Class A common stock is issuable under our equity plans.  The following table provides information as of December 31, 2002 with respect to our Class A common shares issuable under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

	(A)	(B)	(C)
Equity compensation plans approved by security holders
2000 Stock Incentive Plan – option program (1)	2,128,477	$9.54	2,478,489
2000 Employee Stock Purchase Plan (2)	—	—	224,377

Subtotal	2,128,477	$9.54	2,702,866

Equity compensation plans not approved by security holders	—	—	—

Total	2,128,477	$9.54	2,702,866

(1)

The Multilink Technology Corporation 2000 Stock Incentive Plan  (the “Plan”) allows for the granting of share options and stock to eligible individuals, which generally includes board members, employees and non-employee board members and consultants.  The Plan does not segregate the number of securities remaining available for future issuance among share options and stock. The 2,478,489 of securities remaining for future issuance represents the total available for future issuance through any combination of either share options or stock.  The share reserve under the Plan increases on the first trading day in January each calendar year, by an amount equal to four percent of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 500,000 shares and in no event will the total number of Class A common stock in the share reserve (as adjusted for all such annual increases) exceed 10 million shares.  See Note 7 to Consolidated Financial Statements.

(2)

Under this plan, our employees may elect payroll deductions ranging from 1% to 15% of cash earnings to be used for the purchase of Class A common stock.The purchase price under the Employee Stock Purchase Plan is 85% of the lower of the closing prices for the stock at the beginning of a twenty-four month offering period or the end of each six month purchase period. The share reserve under the Employee Stock Purchase Plan increases on the first trading day in January each calendar year, by an amount equal to one percent of the total number of outstanding shares of our common stock on the last trading day in December in the prior calendar year. In no event will any annual increase exceed 100,000 shares and in no event will the total number of shares of Class A common stock reserved for issuance under this plan (as adjusted for all such annual increases) exceed 1.15 million shares.  See Note 7 to Consolidated Financial Statements.

Item 6.     SELECTED FINANCIAL DATA

          The statement of operations data set forth below for the years ended December 31, 2002, 2001, and 2000 and the balance sheet data as of December 31, 2002 and 2001 have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto).  The selected financial data as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission, or SEC.

	Year Ended December 31,

	(in thousands, except for per share data)
	1998	1999	2000	2001	2002

Statement of Operations Data:
Revenues:
Product	$2,126	$19,383	$72,721	$130,468	$18,267
Development	1,726	1,012	—	—	—

Total revenues	3,852	20,395	72,721	130,468	18,267

Cost of revenues:
Product and development	1,847	6,748	27,048	48,574	10,147
Inventory write down and related charges	—	—	—	8,788	5,747
Manufacturing fixed asset impairment	—	—	—	—	1,051
Deferred stock compensation	—	19	834	2,051	1,550

Total cost of revenues	1,847	6,767	27,882	59,413	18,495

Gross profit (loss)	2,005	13,628	44,839	71,055	(228)

Operating expenses:
Research and development, excluding deferred stock compensation	2,219	8,779	24,624	54,741	46,124
Research and development-warrant issuance	—	—	6,375	—	—
Sales and marketing, excluding deferred stock compensation	349	2,292	7,130	17,387	12,357
General and administrative, excluding deferred stock compensation	391	1,767	7,611	11,795	7,748
Deferred stock compensation	344	803	6,076	9,895	11,164
Investment impairments and related charges	—	—	—	—	4,906
Corporate realignment	—	—	—	—	10,978

Total operating expenses	3,303	13,641	51,816	93,818	93,277

Operating loss	(1,298)	(13)	(6,977)	(22,763)	(93,505)
Other income and expenses, net	(189)	56	1,561	953	448

Income (loss) before provision (benefit) for income taxes	(1,487)	43	(5,416)	(21,810)	(93,057)
Provision (benefit) for income taxes	1	19	(1,748)	(9,446)	13,190

Net income (loss)	$(1,488)	$24	$(3,668)	$(12,364)	$(106,247)

Accretion of redeemable convertible preferred stock to redemption value	—	48	95	24	—
Dividend related to warrant issuance	—	—	6,375	—	—

Net loss attributable to common shareholders	$(1,488)	$(24)	$(10,138)	$(12,388)	$(106,247)

Net loss per share basic and diluted	$(0.50)	$(0.01)	$(3.38)	$(2.48)	$(14.48)

Weighted average shares basic and diluted	3,000	3,000	3,000	4,999	7,339

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Deferred Stock Compensation:
Research and development	$344	$216	$2,824	$5,287	$6,769
Sales and marketing	—	31	537	2,021	1,730
General and administrative	—	556	2,715	2,587	2,665

Total	$344	$803	$6,076	$9,895	$11,164

	As of December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$303	$8,997	$29,159	$49,779	$32,669
Restricted cash	—	—	—	—	3,050
Short-term investments	—	—	—	42,903	14,973
Working capital (deficit)	(34)	15,108	41,648	98,531	30,168
Total assets	1,747	22,644	90,266	187,513	77,853
Long-term obligations, net of current	2,189	3,926	1,018	1,673	4,289
Redeemable convertible preferred stock	—	14,978	55,073	—	—
Total shareholders’ equity (deficit)	(1,995)	(714)	9,092	152,160	48,921

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

          You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto, included in Part IV, Item 15 of this Report, and the “Risk Factors” section at the end of this Item 7, before deciding to invest in our company or to maintain or increase your investment. In this Report, all share numbers and per share amounts have been retroactively adjusted to reflect our 1-for-10 reverse stock split effective September 6, 2002.

OVERVIEW

          We design, develop and market advanced integrated circuits, modules and higher-level assemblies that enable next generation optical networking systems. We are expanding into the Access and Enterprise markets by leveraging our intellectual property portfolio of mixed-signal, analog and digital signal processing technologies. During the past two years, we have made significant research and development investments in developing mixed-signal products that utilize 0.13um CMOS technology. We expect to announce products related to a new family of SerDes devices targeted at local area and storage area networks that can utilize our mixed-signal expertise.  We outsource substantially all of our semiconductor fabrication and focus our efforts on the design, development and marketing of our products.

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

          To date, we have generated a substantial portion of our revenues from a limited number of customers. During the year ended December 31, 2002, our top three customers were TyCom, Alcatel and Lucent, representing 25%, 19% and 10% of our revenues, and three other customers each accounted for greater than 5% of our revenues.  During the year ended December 31, 2001, TyCom with 34% and Alcatel with 29% accounted for more than 10% of our revenues, and four other customers each accounted for greater than 5% of our revenues.

          A number of telecommunication service providers have announced plans to curtail the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for our products by communications equipment manufacturers, including these principal customers.  Our revenues declined substantially in 2002 as compared to 2001.   Due to general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future.

          During August 2002, we commenced a significant corporate realignment plan that included workforce reductions, the consolidation of facilities through closure of certain locations, a reduction in the level of activity at other locations and asset impairment charges.  As a result of our corporate realignment plan, we recorded a charge of  $11.0 million.  Upon completion of the plan, we anticipate that our worldwide headcount will decrease to approximately 150 people as compared to 382 at December 31, 2001.  The headcount reduction portion of the plan was substantially completed by December 2002 and is expected to be fully completed by April 2003.  The headcount reductions have occurred at all of our locations in Europe, Israel and the United States.

          We focus our sales and marketing efforts on North American, European and Asian communications equipment manufacturers. During the year ended December 31, 2002, we derived 83% of our total revenues from communications equipment manufacturers in North America compared with 76% during the comparable period in 2001.  We currently sell through our direct sales force in North America and Europe and through selected independent sales representatives in the United States, Germany, Italy, France, Israel, China, Korea and Japan.  International revenues are denominated in U.S. dollars, which reduces our exposure to foreign currency risks. We expect international revenues to continue to account for a significant percentage of total revenues.

          Revenues.  We recognize product revenues at the time of shipment. Our customers are not obligated by long-term contracts to purchase our products and can generally cancel or reschedule orders on short notice. The recent slowdown in the build-out of the communications infrastructure has caused our revenues to grow less rapidly than they otherwise would have.  Our revenues substantially declined in  2002, compared to 2001, and we recently announced that we expect our revenues in the first quarter of 2003 to be in the low single-digit million-dollar range.  In the ordinary course of business, we receive order cancellations and rescheduled shipments.  To the extent possible, we pursue order cancellation fees from our customers.  Depending upon the facts and circumstances surrounding these cancellation fees, the receipt of such fees may have an immediate impact on revenues in the period that such fees are collected or the fees may need to be deferred and then recognized as revenue over some future period.  We cannot ensure that we will be able to collect an order cancellation fee for each order cancelled and we cannot project how such fees will affect revenue.

          Cost of Revenues.  Cost of revenues consists of component and materials cost, direct labor, deferred stock compensation relating to manufacturing labor, manufacturing, overhead costs and estimated warranty costs. Cost of revenues also includes adjustments to write down inventory to its net realizable value resulting from such items as customer order cancellations and excess and obsolete inventory.  We outsource substantially all of the fabrication and assembly, and a portion of the testing, of our products. Accordingly, a significant portion of our cost of revenues consists of payments to our third-party manufacturers. If revenues increase, we believe favorable trends should occur in manufacturing costs due to our ability to absorb overhead costs over higher volumes. Nevertheless, there is a substantial fixed component to cost of revenues, and the decline in our revenues in 2002, compared to 2001, has materially adversely affected our gross margins.

          Research and Development.  Research and development expenses consist primarily of salaries and related personnel costs,  material, third-party costs and fees related to the development and prototyping of our products and depreciation associated with engineering and design software costs. We expense our research and development costs as they are incurred, except for the purchase of engineering and design software licenses, which are capitalized and depreciated over their estimated useful life. Research and development is key to our future success and we will continue to strategically invest in research and development in order to maximize our product offerings. We expect that research and development expenses will decrease during 2003 in absolute dollar amounts due to the effects of our previously announced corporate realignment plan.

          Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing, customer service and application engineering support functions. As a result of our corporate realignment plan, we expect that sales and marketing expenses will decrease in 2003 in absolute dollar amounts as we execute on our corporate realignment plan.

          General and Administrative.  General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, facilities, information services, human resources, recruiting, professional fees and other corporate expenses. We expect that general and administrative expenses will decrease in 2003 in absolute dollar amounts due to the effects of our corporate realignment plan and various cost reduction programs that were initiated in 2001 with the purpose of maximizing the leverage within general and administrative functions.

          Deferred Stock Compensation.  In connection with stock option and restricted stock grants to our employees, officers and directors, we recorded deferred stock compensation. Deferred stock compensation represents the difference between the grant price and the fair value of the common stock underlying options and restricted stock granted during these periods. Deferred stock compensation is presented as a reduction of shareholders’ equity. We are amortizing our deferred stock compensation using the graded vesting method, in accordance with FASB Interpretation No. 28, over the vesting period of each respective option, generally three to four years.  Based on our balance of deferred stock compensation as of December 31, 2002, we estimate our amortization of deferred stock compensation for each of the periods below to be as follows:

Year Ending December 31,	Amount

(in thousands)
2003	$1,781
2004	481
2005	6

Total	$2,268

          Approximately $0.2 million of the remaining amortization of deferred stock compensation will be charged to cost of revenues. Subsequent to our initial public offering, we did not issue any stock options that required the recognition of any deferred stock compensation.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2002 and 2001

          Revenues . Revenues decreased to $18.3 million in 2002, compared with $130.5 million in 2001.  The decrease was due to a continuing dramatic decline in demand for products in our sector generally, resulting in reduced component purchases by communications equipment manufacturers.

          Gross Profit.  Cost of revenues decreased to $18.5 million in 2002, compared with $59.4 million in 2001.  During 2002, cost of revenues included $1.6 million of deferred stock compensation.  Gross margin decreased to negative 1% in 2002 compared with 54% in 2001.  The significant reduction in gross margin during 2002 is partially a result of the significant charges, offset by certain credits, recorded against cost of revenues during 2002.  The significant items that affected gross margin during 2002 and 2001 were as follows:

	Year Ended December 31, 2002		Year Ended December 31, 2001

	In $ (000’s omitted)	Effect on gross margin	In $ (000’s omitted)	Effect on gross margin

Total cost of revenues	$18,495	(1)%	$59,413	54%
Inventory write down and related charges	(5,747)	32%	(8,788)	7%
Manufacturing fixed asset impairment	(1,051)	6%	—	—
Deferred stock compensation	(1,550)	8%	(2,051)	2%
Accrual adjustments	1,038	(6)%	—	—
Sale of written-off inventory	735	(4)%		—
Cancellation fees (displayed herein as a reduction in revenues)	—	(1)%	—	—

Adjusted cost of revenues	$11,920	34%	$48,574	63%

          Excluding the impact of the above-mentioned items, gross margins would have been 34% and 63% during 2002 and 2001, respectively.  As discussed above, the decrease in gross margin is due to the decrease in sales volume as a result of reduced spending by communications equipment manufacturers.

          Inclusive of the above-mentioned items, the decrease in gross margin was due predominantly to $5.7 million of inventory charges to reduce inventories to their net realizable value and to write off an advance made to a supplier. Included in the $5.7 million is a $4.8 million inventory write-down.  The inventory was written down to its net realizable value based upon our determination that excess quantities of certain modules and raw materials existed.  The excess quantities of the modules are the result of forecasted demand not developing as expected and the introduction of two new modules.  The new modules have enhanced performance and cost less to produce thereby rendering the prior modules obsolete.  Accordingly, after allowing for forecasted demand and warranty issues, we wrote down this product to its net realizable value.  Certain raw materials were also written down based upon the reduction in forecasted demand for the finished goods that these raw materials were used to manufacture.   The remaining raw materials in excess of required demand have no alternative uses and therefore will be disposed.

          As part of our corporate realignment plan, we discontinued manufacturing transponders.  As a result of this decision, we wrote down $0.4 million of transponder raw material inventory to its net realizable value.   We have no alternative uses for these raw materials.  Also included in this inventory charge is $0.5 million that represents an advance made to a finished goods supplier in 2000.  We agreed to

reduce amounts owing under the advance by receiving a discount on purchases we made from the supplier.   Our agreement stated that if we did not make sufficient purchases to utilize the entire advance through such discounts, we would not require the supplier to repay the remaining balance.  Based upon our review of forecasted demand for the products that this supplier manufactures, we believe that it is unlikely that we will utilize the remaining advance.

          In conjunction with the lower forecasted demand discussed above, we performed an impairment analysis of our manufacturing assets.  Based upon review of future undiscounted cash flows, which indicated impairment, we recorded a $1.1 million impairment charge to write down these assets, which are all equipment, to their fair value.  Fair value was predominantly determined based upon used equipment prices quoted by independent third parties.

          The foregoing charges were offset by the reversal of $1.0 million of certain accruals (predominantly bonus accruals) and the sale of inventory, with a cost of $0.7 million that was previously written down to its net realizable value during the first quarter of 2001.  The $1.0 million of accrual reversals pertains to accruals that existed at December 31, 2001.  During 2002, when final information used to determine the adequacy of these accruals was obtained, the accruals were adjusted accordingly.  The sale of previously written down inventory relates to inventory that was written down during the first quarter of 2001 based upon information from the sole customer that it was moving from GaAs to SiGe technology.  The customer’s transition from GaAs to SiGe has been delayed resulting in immaterial purchases of this inventory by the customer.  We do not expect any material orders for this product during 2003; however, we will continue to disclose the effect of such sales on gross margin.

          During 2002, stock-based compensation expense associated with cost of revenues decreased $0.5 million compared to 2001.  The decrease in stock-based compensation expense in 2002 compared with the comparable period in 2001 is due predominantly to headcount reductions and the reduction in the rate of amortization of deferred stock-based compensation as a result of being further into vesting periods.  As the vesting period progresses, the amount of deferred stock-based compensation amortized into expense decreases.  As discussed below, stock-based compensation includes additional charges of $0.3 million relating to stock-based compensation that was accelerated into the statement of operations as a result of our stock option exchange program that concluded on August 30, 2002.

          Included in the $8.8 million inventory charge during 2001 is a $4.3 million inventory write-down required as a result of a migration by certain of our customers from GaAs-based products to comparable SiGe-based products.  Also included in this inventory charge is $3.4 million relating to order cancellations as a result of decreased carrier spending, $0.6 million that relates to inventory shrink and lower than expected production yields of consigned inventories located at our finished goods suppliers and $0.5 million of raw materials used in a previous generation of our transponder that is no longer being utilized in the newer, more advanced version of our transponder.

          Research and Development.  Research and development expenses, excluding deferred stock compensation, decreased to $46.1 million in 2002, compared with $54.7 million in 2001. As a percentage of revenues, research and development expenses increased to 253% in 2002, compared with 42% in 2001.  The increase in research and development expenses as a percent of revenues was due to the significant reduction in our revenues during this period.  The decrease in absolute dollars is the result of our focused spending on projects that we believe will be accretive to revenues in the near term, our Company-wide expense reduction programs and our corporate realignment program.  The decrease in absolute dollars is partially due to the reversal of certain accruals (predominantly bonus accruals) of $1.2 million during 2002.  Additional data was obtained which provided us with enough information to adjust these accruals downward.  Despite the reduction in communications equipment manufacturer spending, we will continue to strategically invest in research and development and seek to build relationships with a global customer base of communications equipment manufacturers.   We are targeting investments in research and development on expanding our addressable markets to include Metro/Access and Enterprise applications.  Our research and development spending will be adversely impacted if forecasted 2003 revenues do not meet our expectations.

          During 2002, stock-based compensation expense associated with research and development increased $1.5 million as compared to 2001.  The increase was due to restricted stock grants to engineering personnel and the acceleration of $1.3 million of additional expense.  The additional stock compensation expense relates to deferred stock-based compensation that was accelerated into the statement of operations as a result of our stock option exchange program that concluded on August 30, 2002.

          Sales and Marketing.  Sales and marketing expenses, excluding deferred stock compensation, decreased to $12.4 million in 2002, compared with $17.4 million in 2001. As a percentage of revenues, sales and marketing expenses increased to 68% during 2002, compared with 13% during 2001.  The decrease in absolute dollars was due primarily to our concentrated effort to reduce expenses as we began to execute on our corporate realignment plan.  The increase in sales and marketing expense as a percentage of revenues is due to the reduced revenues discussed above.

          In conjunction with our stock option exchange program, we accelerated $0.5 million of stock-based compensation into the statement of operations relating to option grants to sales and marketing personnel that were tendered as part of the option exchange.  After adjusting for the accelerated expense associated with our stock option exchange program, the decrease in stock-based compensation expense associated with sales and marketing expenses during 2002 compared with 2001 is due predominantly to the reduction in the rate of amortization of deferred stock-based compensation as a result of being further into vesting periods and headcount reductions.  As the vesting period progresses, the amount of deferred stock-based compensation amortized into expense decreases.

          General and Administrative.  General and administrative expenses, excluding deferred stock compensation, decreased to $7.7 million in 2002, compared with $11.8 million in 2001.  As a percentage of revenues, general and administrative expenses were 42% in 2002, compared with 9% in 2001.  The decrease in absolute dollars was primarily due to our focused efforts to leverage our general and administrative expenses by reducing spending and the execution of our corporate realignment plan.  The increase in general and administrative expense as a percentage of revenues is due to the reduced revenues discussed above.

          In conjunction with our stock option exchange program, we accelerated $0.5 million of stock-based compensation into the statement of operations relating to option grants to general and administrative personnel that were tendered as part of the option exchange.  The decrease in stock-based compensation expense associated with general and administrative expenses during 2002 compared with 2001 is due to the same reasons discussed above under sales and marketing.

         Deferred Stock Compensation.  Operating expenses included amortization of deferred stock compensation of $11.2 million in 2002, compared with $9.9 million in 2001.   As discussed below, the increase is due predominantly to our stock option exchange program.

          As previously disclosed herein, in June 2002 we initiated a voluntary stock option exchange program to our employees, officers and board members located in the United States and Europe. The program commenced on June 24, 2002, and as amended in July 2002, participants were able to tender for cancellation stock options to purchase our Class A common stock that have an exercise price equal to or greater than $1.35 per share (calculated prior to the one-for-ten reverse stock split) for replacement options to purchase Class A common stock to be granted on a date which is at least six months plus one day from the date of cancellation of the tendered options.   The cancellation date was August 30, 2002.  The exercise price of the replacement options will be the market price of our Class A common stock on the grant date of the replacement options. The remaining terms and conditions of the replacement options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled.  During 2002, $2.6 million of deferred stock compensation associated with the stock options that were tendered in connection with this offer was accelerated into our statement of operations.

          Deferred stock compensation associated with stock options decreased offset by deferred stock compensation associated with restricted stock grants since 2001.  The decrease in the deferred stock compensation associated with stock options is due to a greater proportion of deferred stock compensation expense being recognized earlier in the vesting period and the cancellation of options due to employee terminations.  Under the graded vesting method of amortization, a greater proportion of deferred stock compensation is recorded in the earlier years of the vesting period.  Since the most significant portion of deferred stock-based compensation was recorded on option grants in 2000 and early 2001, much of the deferred stock-based compensation associated with these grants has already been amortized as expense.  Since our initial public offering in June 2001, we have not issued any stock options with an exercise price below fair value that would require the recognition of any deferred stock compensation.   We have, however, issued restricted stock to certain of our employees. The deferred stock compensation associated with these restricted stock grants is being amortized over the vesting period, which generally ranges from six months to three years.  The deferred stock compensation associated with the restricted stock grants will increase deferred stock compensation expense in future quarters.

          Investment Impairments and Related Charges.  During 2002, we recorded impairment and related charges associated with our investments in ASIP and Internet Machines Corporation, or IMC. ASIP is a privately held, optical device start-up company that is subject to many of the same risks as us.  We account for our investment in ASIP under the equity method of accounting.  During 2002, we recorded a $3.5 million charge associated with our relationship with ASIP.  This charge consists of (i) an impairment charge on the remaining net investment balance of $0.4 million, (ii) a $0.7 million write off of goodwill associated with the ASIP investment and (iii) a $2.4 million asset impairment charge on equipment that was consigned to ASIP in accordance with an existing development and license agreement that expires in May 2003.

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

          We have also provided a guarantee for a facility lease of ASIP.  The guarantee is through December 31, 2005, provided that ASIP continues to meet all terms and conditions of the lease.  Assuming that ASIP is current on their lease payments, the total remaining lease payments to be made by ASIP during the guarantee period are $1.0 million.  Because the likelihood that we would have to satisfy this guarantee is not probable, no liability has been recorded for the guarantee.  In addition, we are obligated to incur an additional $1.0 million of development expenses and to expend an additional $0.8 million for capital in accordance with the development and license agreement.

          Also during 2002, we recognized an other than temporary reduction in the value of our investment in IMC.  We reduced the carrying value of our investment in IMC by $1.4 million from an original cost basis of $1.6 million.  IMC is an optical device company and is subject to many of the same industry risks as us.  We concluded that a write down was required as a result of market valuation reductions in our and IMC’s industries, coupled with new financial projections received from IMC.

          Corporate Realignment.  During 2002, we recorded an $11.0 million charge in connection with the corporate realignment plan that we announced in August 2002.  We commenced this plan to create a more efficient cost structure and realign our business to reflect the current telecommunication market environment, which will permit us to focus our employees on our key business strategies.  The major initiatives of the plan include a reduction of 40 to 45 percent in our worldwide headcount, the consolidation of facilities through the closure of certain locations and the reduction in the level of activity at other locations. The headcount reduction portion of the plan was substantially completed by December 2002 and is expected to be fully completed by April 2003.  During the three months ended September 30, 2002, we recorded $12.3 million of this charge.  The charge includes (i) $1.9 million for workforce reductions that represents predominantly severance costs, (ii) $3.9 million predominantly representing lease termination costs relating to the consolidation of facilities through closure of certain locations and/or a reduction in the level of activity at other locations and (iii) asset impairment charges of $6.5 million.  As a result of the employee terminations associated with the realignment plan, a portion of our purchased research and development software, equipment and leasehold improvements will not be fully utilized.  The asset write down charge of $6.5 million was determined upon the review of the future undiscounted cash flows related primarily to purchased research and development software, equipment and leasehold improvements.  We concluded that an impairment charge was necessary to write down these assets to their fair value.

          During the three months ended December 31, 2002, we expanded the plan by deciding to close facilities in addition to those already included in the charge recorded during the third quarter of 2002.  During the three months ended December 31, 2002, we recorded a net credit of $1.3 million to the realignment charge.  This net credit represents (i) asset impairment charges of $0.6 million relating predominantly to research and development equipment as determined upon the review of the future undiscounted cash flows related to such assets, (ii) $0.3 million of lease costs resulting from the decision to close or consolidate additional facilities, (iii) a credit of $1.4 million resulting from favorable contract termination costs and (iv) a $0.8 million credit as a result of a favorable settlement for certain software licenses that were financed with the vendor.  We recognized the $1.4 million from favorable contract termination costs because we successfully negotiated a reduction in certain liabilities recorded during the three months ended September 30, 2002 relating to three operating facility leases and one purchase contract. When these liabilities were originally recorded, we recorded a liability for the expected cost of terminating these contracts.  In regard to operating leases for facilities, we recorded a liability for the remaining lease term less estimated sublease income and for the purchase contract, we recorded a liability for the quantity of test boards that we believed would not be purchased.  We expect to purchase fewer test boards as a result of the headcount reductions and the rationalization of our research and development resources to different projects in accordance with our realignment plan.  We successfully negotiated favorable termination settlements for the three facility operating leases and the purchase commitment contract.    We settled these liabilities for $1.4 million less than originally estimated.  The $0.8 million is the result of favorable negotiations with a software vendor relating to financed software licenses.  We successfully negotiated a reduction in the remaining financed obligation and recorded such amount as a credit to the asset write down charge.

          Upon completion of the plan, we anticipate that our worldwide headcount will decrease to approximately 150 people as compared to 382 at December 31, 2001.  The headcount reductions will occur at all of our locations in Europe, Israel and the United States.  This reduction in headcount is due to both terminations in accordance with our realignment plan and attrition in the normal course of business.  Generally, as attrition occurs, we are allocating current resources to fill the vacancies.  After adjusting for the favorable contract terminations discussed above, we have estimated that the total cash cost of the realignment plan is approximately $4.7 million and that the plan, combined with our other cost saving initiatives, will contribute approximately $35.0 million of annual cash savings.  The estimated remaining cash outflows related to the plan are expected to be $2.2 million in 2003, less than $0.6 million in 2004 and $0.7 million thereafter. The estimated cash outflow and annual cash savings related to the plan will, however, be negatively impacted if it takes us longer than anticipated to sublease some of our closed facilities or if our planned terminations are delayed.

          Other Income and Expenses, Net.  Other income decreased to $0.4 million in 2002, compared with $1.0 million in 2001.  The decrease is due primarily to higher interest expense resulting from software and equipment financings during 2001 and the first half of 2002 and lower interest income as a result of having a lower average cash and short term investment balance during 2002, as compared to 2001 which included proceeds of our June 2001 initial public offering.  We expect that other income will continue to decrease as our cash and short term investments decrease during 2003, offset by a decrease in interest expense related to software and equipment financing.

          Net Income (Loss).  Net loss was $106.2 million in 2002,  compared with $12.4 million in 2001.  The increase in net loss is predominantly due to the items discussed above including the reduction in revenue and the corresponding decrease in gross profit, corporate realignment expenses, the inventory write downs and related charges, investment impairments and related charges and the fixed asset impairment charge.  In addition to the items discussed above, the net loss is also increased by our recognition of a valuation allowance against all of our deferred tax assets.

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

          Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable, we believe that significant uncertainty exists surrounding the recoverability of the deferred tax assets.  Accordingly, during 2002, we recorded a valuation allowance equal to our deferred tax assets.  As a result of recording the valuation allowance, $12.2 million was charged against additional paid-in capital.  The $12.2 million charge represents deferred tax assets that were recorded as a result of employee stock option and warrant exercises.  The $12.2 million benefit was originally recorded as a credit to additional paid-in capital and not as a credit to the income tax benefit.

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

          Gross Profit.  Cost of revenues, including $2.1 million of deferred stock compensation, increased to $59.4 million in 2001, compared with $27.9 million in 2000. Gross profit as a percentage of revenues, or gross margin, decreased to 54% in 2001 compared with 62% in 2000. The decrease in gross margin was due predominantly to (i) increased deferred stock compensation of $1.2 million due to stock option grants to manufacturing employees coupled with increased manufacturing headcount and (ii) $8.8 million of charges to reduce inventories to their net realizable value and to record order cancellation charges due to our vendors.  Included in the $8.8 million is a $4.3 million inventory write-down required as a result of a migration by certain of our customers from GaAs-based products to SiGe-based comparable products.  This has resulted in cancellation of orders by certain customers, the most significant of which was by Alcatel’s submarine networks division, which has moved to a new design system more rapidly than expected, and certain other customers indicating that they will be utilizing SiGe products instead of GaAs products in the future.   This inventory charge also includes a $3.4 million inventory write-down required as a result of order cancellations as a result of decreased spending by telecommunication service providers.  Also included in this inventory charge is $0.6 million that relates to consigned inventories located at our finished goods suppliers. The charge is the result of inventory shrink and lower than expected production yields during the three months ended March 31, 2001 at these finished goods suppliers. We performed procedures to ensure that the entire charge is associated with the first quarter of 2001 including conducting a physical count of the consigned inventory during the fourth quarter of 2000. We identified this inventory shortage as our suppliers’ utilized consigned raw materials for the production of our products. As the consigned raw material inventory balance was reduced, we realized that a discrepancy existed between our perpetual records and the actual physical quantity on hand at our suppliers’ locations. We will no longer consign inventory to these suppliers as we are allowing these suppliers to purchase their own raw materials to manufacture our finished good products. This will improve cash flows by maintaining lower raw material inventory levels.  The remaining inventory charge of $0.5 million represents raw materials used in a previous generation of our transponder that is no longer being utilized in the newer, more advanced version of our transponder.

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

          Stock-based compensation expense associated with research and development increased $2.5 million due to stock option grants to engineering personnel coupled with increased headcount.

          Sales and Marketing.  Sales and marketing expenses, excluding deferred stock compensation, increased to $17.4 million in 2001 compared with $7.1 million in 2000. As a percentage of revenues, sales and marketing expenses increased to 13% in 2001 compared with 10% in 2000. The increase in both dollars and as a percent of revenues was due primarily to the addition of sales and marketing and application engineering personnel as we have begun to expand our internal domestic and international sales force. Stock-based compensation expense associated with sales and marketing increased $1.5 million due to stock option grants to sales and marketing personnel coupled with increased headcount.

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

          Other Income and Expenses, Net.  Other income decreased to $1.0 million in 2001 compared with other income of $1.6 in 2000. The decrease was primarily due to higher interest expense resulting from software and equipment financings during 2001 and $0.7 million of losses from our investment accounted for under the equity method of accounting.

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

LIQUIDITY AND CAPITAL RESOURCES

          A summary of our contractual obligations and commercial commitments as of December 31, 2002 are as follows:

(Amounts in thousands)	Amounts Due In

Obligation	Total Obligation	2003	2004	2005 and thereafter

Software and equipment financing	$8,618	$4,329	$3,208	$1,081
Capital lease obligations	437	437	—	—
Operating leases	10,156	3,528	2,860	3,768
Guarantees (1)	972	—	—	—
Unconditional purchase obligations	788	788	—	—

Total obligations	$20,971	$9,082	$6,068	$4,849

(1)

During April 2001, we guaranteed a facility lease for ASIP.  The guarantee is through December 31, 2005 provided that ASIP continues to meet all terms and conditions of the lease.  The total remaining lease payments to be made by ASIP during the guarantee period are $1.0 million.  Because the likelihood that we will have to satisfy this guarantee is not probable, no liability has been recorded for the guarantee and we cannot project when or if we will have to satisfy such guarantee.

          As of December 31, 2002, we had cash and cash equivalents and short-term investments of $47.6 million.

          Cash used in operating activities was $33.7 million during 2002 compared with cash provided by operations of $5.9 million during 2001.  Net loss of $106.2 million includes $11.0 million of corporate realignment charges and non-cash charges of $11.7 million for depreciation and amortization, $12.7 million for amortization of deferred stock compensation, $1.1 million of asset impairment charges that are not included in the corporate realignment charge, $5.7 million of inventory write down and related charges, $4.9 million of investment impairments and related charges and deferred tax expense of $14.5 million.  The increase in cash used in operating activities is due to the significant reduction in revenues discussed above.

          Cash provided by investing activities was $21.6 million for 2002 compared with $62.4 million of cash used in investing activities for 2001.  The increase is due to the net sale of $27.9 million of marketable securities during 2002 as compared with a net purchase of $42.8 million of marketable securities during 2001, coupled with a decrease in fixed asset purchases.  In addition, during 2001, we made $2.0 million of investments in non-marketable securities (ASIP and IPAG).  The proceeds from the sale of marketable securities were used predominantly for operating purposes and to pay certain financing obligations that were due.

          Cash used in financing activities was $5.1 million for 2002 compared with $77.1 million of cash provided by financing activities for 2001. The decrease in cash provided by financing activities is predominantly due to the proceeds from our initial public offering in June 2001.  During 2002, our debt payments increased due to software and equipment financings that we entered into during the latter part of 2001 and during the first half of 2002.  In addition, we made a $0.5 million loan to our Co-chairman and Executive Vice President.  The loan was made to assist the officer with the purchase of a new home upon his transfer from our European headquarters in Germany to our California facility.  In October 2002, we entered into a separation agreement with this officer, which was amended in December 2002, requiring  a $125,000 separation payment, the vesting of  the officer’s unvested stock options and the extension of the exercise period to 18 months for all options, the payment of COBRA benefits for up to six months, and the reimbursement of up to $25,000 for relocation expenses.   During December 2002, the officer fully paid all outstanding principal and interest due under the promissory note and we paid severance and adjusted the officer’s options according to the separation agreement.

          During 2002, we secured financing of $7.2 million through vendor financings and negotiated extended payment terms (generally payable within 12 months from purchase date) for another $2.6 million for some of our equipment and software needs.  We also received $1.3 million of proceeds from the exercise of employee stock options.

          During April 2002, we entered into an unsecured $6.0 million credit facility which was amended in December 2002.  The agreement provided for two separate draw downs, referred to as Tranche A and Tranche B, and required that we maintain (i) a liabilities to tangible net worth ratio of .50 to 1, (ii) a minimum cash balance of $50 million and (iii) at least $12 million invested at the financial institution. During December 2002, we amended this facility to eliminate these covenants, remove the draw down ability for Tranche B and to cash secure the outstanding balance under Tranche A.  The cash collateral is equal to 110% of the amount outstanding under the facility.  No further amounts will be borrowed under this facility.

          As of December 31, 2002, cash equivalents of $3.1 million were considered restricted and is held as collateral pursuant to the amended credit facility and $2.8 million was outstanding under Tranche A described above, of which $1.2 million, plus interest, is due within the next 12 months.  Interest under this facility is fixed at 4.0 percent per annum.

          As discussed below under “Risk Factors”, we operate in the semiconductor industry, which is cyclical and subject to rapid technological change and evolving industry standards. The semiconductor industry is currently experiencing a significant downturn. This downturn is characterized by diminished product demand, excess customer inventories and excess production capacity. These factors have caused a substantial decrease in our revenues and in our results of operations. For example, during 2002 we reported a net loss of $106.2 million and, as compared to 2001, reported a net reduction in cash, cash equivalents and short-term investments of $45.0 million and a reduction in shareholders’ equity of $103.2 million.  The substantial decrease in cash, cash equivalents and short-term investments is predominantly due to cash used in operations and for debt service requirements.  At December 31, 2002, we had cash, cash equivalents and short-term investments of $47.6 million and working capital of $30.2 million.  Cash and cash equivalents and short-term investments are expected to decrease throughout 2003.  We expect that our net cash usage will range from $36 to $38 million during 2003.  Given the short maturity of our short-term investments and their high liquidity, a material change in interest rates will not materially affect our liquidity.

          The current downturn and future downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry to recover from the current downturn will seriously impact our revenue and harm our business, financial condition and results of operations.  We will continue to experience losses and use our cash, cash equivalents and short-term investments if we do not receive sufficient product orders and our costs are not controlled.  We will continue to (i) focus on cash preservation and expense reductions, (ii) expand market share with existing and new products by focusing on our strength in mixed signal and digital signal processing technology, (iii) rationalize research and development spending on projects that will be accretive to revenues in the near term and (iv) secure system design wins with Tier I and emerging communication equipment and optical module manufacturers.

          As a result of the continuing significant economic slowdown and the related uncertainties in the technology sector and semiconductor industry, we initiated our corporate realignment plan as discussed above.  The plan included workforce reductions of approximately 150 employees, the consolidation of facilities through closure of certain locations, a reduction in the level of activity at other locations and asset impairment charges.  We recorded a charge during 2002 of $11.0 million associated with this realignment.   The realignment plan will significantly reduce expenses and cash usage while permitting our crucial personnel to focus on key business strategies such as expanding market share and securing design wins.  Excluding the $4.7 million of cash necessary to execute the realignment plan, we estimate that such plan, combined with the our other cost saving initiatives, will provide annual cash savings of approximately $35.0 million.

          Although we undertook cost reduction programs and initiated our corporate realignment plan during 2002 to reduce expenses, we may still need additional capital. The market for our products has declined substantially; accordingly, we will continue to utilize significant amounts of capital.  In the event that we are required, or elect, to raise additional funds, we may not be able to do so on favorable terms, if at all.  Our inability to raise additional capital may result in the need to further restructure our operations.  As another alternative to raising capital, we may need to explore the opportunity to merge with or be acquired by another company.  We cannot give any assurance that such a merger can occur or how favorable the terms of such a merger would be for our existing shareholders.

          Our decrease in revenues continues to reflect the limited demand for optical equipment in our end markets and the additional reductions in carrier spending during 2002 and 2003.  Our business prospects depend substantially on the continued build-out of the communications infrastructure.  Almost all telecommunication service providers have curtailed the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for our products by communications equipment manufacturers.  This slowdown has caused our  revenues and backlog to decline substantially.  Our revenues declined in each quarter of 2002, compared to the comparable periods in 2001.  Because of general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers.  Our success in emerging from this prolonged downturn requires that we significantly reduce our cost structure to preserve cash and enhance our ability to invest in opportunities that expand market share and grow revenues in new markets.  We will continue to focus on our strength in mixed-signal and digital signal processing technology and will expand into new markets based upon this strength.  We have continued to secure a significant number of design wins with Tier I and emerging communication equipment and optical module manufacturers in North America, Europe and Asia Pacific regions.  Our exclusive focus is now on building discrete components for communication equipment and optical module manufacturers.  By focusing on components, we ensure that our customers will have access to the best component technology and will avoid us competing with our transceiver and transponder customers.

          Exclusive of obtaining any new capital or material increases in revenues, we believe that if we execute on the items discussed above, we will have sufficient cash, cash equivalents and short-term investments for at least the next eighteen months.  The eighteen months assumes that we can execute on the items discussed above and that revenues meet our forecast.  If we cannot satisfactorily execute on the above items or if 2003 revenues are lower than we expect, we will be required to make further expense reductions which may limit certain operational abilities including, but not limited to, making new product introductions in a timely manner, obtaining design wins, procuring required raw materials and meeting customer shipping schedules.  If we are able to obtain new capital and/or revenues grow greater than expected, our liquidity will exceed eighteen months.  Based upon our cost reduction efforts, revenues of approximately $10 to $12 million per quarter will be cash neutral to us and any revenues in excess of this amount will generate positive cash flows from operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life.  Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.  Similarly, goodwill associated with equity method investments is no longer amortized.  Equity method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity method investments continues to apply.  The adoption of this standard did not have a material impact on our financial position or results of operations.  As of December 31, 2002, we had no unamortized goodwill recorded.

          In June and August 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively.  SFAS No. 143, which is effective for us on January 1, 2003, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  SFAS No. 144, which was effective for us on January 1, 2002, establishes a single accounting model for the accounting of a discontinued segment of a business as well as addresses significant implementation issues related to SFAS No. 121. We do not expect that the adoption of SFAS No. 143 will have a material impact on our financial position, results of operations or cash flows.  We implemented the provisions of SFAS No. 144 to record the asset impairment charges discussed above.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  This differs from prior guidance, which required the liability to be recognized when a commitment plan was put into place. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.  This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.  We do not expect that the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We have adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.  We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123, as amended.  Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our stock and the exercise price.

RISK FACTORS

          Set forth below and elsewhere in this Annual Report and in the other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report.

The continuing worldwide economic slowdown and related uncertainties may continue to adversely impact our revenues and operating results.

          Slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries, and recent international conflicts and terrorist and military activity have resulted in a continuing downturn in worldwide economic conditions. As a result of these unfavorable economic conditions, beginning in the first half of 2002, we experienced a significant slowdown in customer orders, an increase in the number of cancellations and reschedulings of backlog, and higher overhead costs as a percentage of our reduced net revenue, from which we have not recovered. We cannot predict the timing, strength and duration of any economic recovery in the semiconductor industry. In addition, the events of September 11, 2001 and subsequent international conflicts and terrorist acts can be expected to place further pressure on economic conditions in the United States and worldwide. These conditions make it extremely difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

We are using our available cash to fund our operating activities.

          During 2002, we used $45.0 million of our available cash, cash equivalents and short term investments to fund our operating, investing and financing activities.  We anticipate that we will use approximately $36 to $38 million in cash, cash equivalents and investments during fiscal year 2003 to fund our operations, investments and financing activities.  We believe that we will continue to use our available cash, cash equivalents and investments in the future although we believe that we have sufficient cash for our needs for at least the next eighteen months.  We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not controlled.

          Although we undertook cost reduction programs and initiated our corporate realignment plan during 2002 to reduce expenses, we may still need additional capital. The market for our products has declined substantially; accordingly, we have continued to utilize significant amounts of capital.  In the event we are required, or elect, to raise additional funds, we may not be able to do so on favorable terms, if at all.  Our inability to raise additional capital could result in the need to further restructure our operations.

Our corporate realignment plan may not be successful and could result in the erosion of employee morale, legal actions against us and management distractions.

          As a result of the continuing significant economic slowdown and the related uncertainties in the technology sector and semiconductor industry, we initiated a corporate realignment plan during the third quarter of 2002.  The plan included workforce reductions, the consolidation of facilities through closure of certain locations, a reduction in the level of activity at other locations and expected asset impairment charges.  We recorded a charge during 2002 of $11.0 million associated with our realignment plan.  Although we are making every effort to reduce our expenses, we still expect to incur significant net losses in the foreseeable future due predominantly to the significant and continuing decrease in our revenues.  In establishing the realignment plan, we may have incorrectly anticipated the demand for our products and our ability to execute on the plan.  We may be forced to restructure further and our plan may not be successful.

          These workforce reductions could result in an erosion of morale, and a lack of focus and reduced productivity by our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. In addition, employees directly affected by the reductions may seek future employment with our business partners, customers, or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, we may face wrongful termination or other claims relating to compensation asserted by employees directly affected by the reduction. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of such actions. Furthermore, such matters could divert the attention of our management away from our operations, harm our reputation and increase our expenses and we may fail to achieve our targeted goals.

Our operating results may fluctuate significantly due to the cyclicality of the semiconductor industry. Any such variations could adversely affect the market price of our Class A common stock.

          We operate in the semiconductor industry, which is cyclical and subject to rapid technological change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns such as the current one. These downturns are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. The current downturn and future downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry to fully recover from the current downturn would seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods. Our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.  During the current downturn, our revenues have decreased for the last five quarters. We can give no assurances that this trend will not continue.

We have incurred net losses in the past and expect to incur net losses in the future.

          We had net losses of $106.2 million in 2002, $12.4 million in 2001 and $3.7 million in 2000.  Despite our corporate realignment plan, our ability to achieve profitability will be materially and adversely affected if we fail to significantly increase our revenues.  We anticipate incurring net losses for the foreseeable future.

Our quarterly revenues and operating results have declined substantially and could continue to decline because of a number of factors, any one of which could adversely affect our stock price.

          Our revenues have declined substantially during the past several quarters.  Because of general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers.  We expect that our operating results will fluctuate substantially in the future and could continue to decline.  Our revenues were significantly lower and loss per share was significantly greater in fiscal 2002 than in fiscal 2001.  Future declines in revenues and increased losses may be caused by a number of factors, many of which are outside our control.  Factors that could negatively affect our future operating results include the following:

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

          Our stock price has declined significantly in the context of announcements made by us and other semiconductor suppliers of reduced revenues, declining operating performance, reduced expectations and a significant slowdown in the technology sector, particularly the optical networking equipment sector.  Given these general economic conditions and the reduced demand for our products that we have experienced, we expect that our stock price will continue to be volatile and could decline further.  In addition, the value of our company could decline due to the impact of any of the following factors, among others, upon the market price of our Class A common stock:

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

          On September 5, 2002, our board of directors authorized, and our shareholders approved, an amendment to our articles of incorporation to effect a reverse stock split for the purpose of increasing the market price of our Class A common stock above the Nasdaq minimum of $1.00 and avoiding delisting of our Class A common stock from the NASDAQ National Market.  Under the amendment, each outstanding ten shares of our Class A common stock and Class B common stock was converted into one share of Class A common stock or Class B common stock, as applicable.  The effective date of the reverse split was September 6, 2002.

          The long-term effect of the reverse stock split upon the market prices for our Class A common stock cannot be accurately predicted.  In particular, there is no assurance that prices for shares of the Class A common stock after the reverse stock split will return to or maintain levels higher than the prices for shares of the Class A common stock immediately prior to the reverse stock split.  Moreover, because some investors may view the reverse stock split negatively, there can be no assurance that the reverse stock split has not and will not continue to adversely impact the market price of our Class A common stock.

Our Class A common stock may still be delisted from the Nasdaq National Market.

          Despite the completion of our reverse stock split, if the closing bid price for the Class A common stock is less than $1.00 per share during thirty consecutive trading days, we may not qualify for continued inclusion of the Class A common stock on the NASDAQ National Market, and our Class A common stock could be delisted.  Additionally, there are other requirements for continued listing, in particular the requirement that we maintain a “public float” of at least $5 million, that could also cause our Class A common stock to be delisted.  If a delisting were to occur, our Class A common stock may trade on the NASDAQ SmallCap Market, on the OTC Bulletin Board, or in the “pink sheets” maintained by the National Quotation Bureau, likely adversely affecting its liquidity.  In addition, some institutional investors have internal policies preventing the purchase of stocks trading on the NASDAQ SmallCap Market, the OTC Bulletin Board, or the “pink sheets”, which could also negatively affect the marketability of the Class A common stock.  Accordingly, if our Class A common stock were no longer to trade on the NASDAQ National Market, its market price could be adversely impacted.

Declining activity in the build-out of the communications infrastructure and uncertainties in network service providers’ purchasing programs, as well as consolidation in the network service provider industry, may adversely affect our future business and operating results.

          Our business prospects depend substantially on the continued build-out of the communications infrastructure.  Almost all telecommunication service providers have curtailed the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for our products by communications equipment manufacturers.  This slowdown has caused our revenues and backlog to decline substantially.  Our revenues declined in each quarter of 2002, compared to the comparable periods in 2001.  In addition, network service providers typically purchase network equipment pursuant to multi-year purchasing programs that may increase or decrease on a monthly basis as the providers adjust their capital equipment budgets and purchasing priorities.  Network service providers’ further curtailment or termination of purchasing programs or decreases in capital budgets could materially and adversely affect our revenue and business prospects.  This is particularly true if significant and unanticipated by our communications equipment manufacturer customers and us.  Additionally, consolidation among network service providers may cause delays in the purchase of our products and a reexamination of strategic and purchasing decisions by these network service providers and our current and potential communications equipment manufacturer customers, including delaying the expansion of 10 Gb/s systems and the migration to 40 Gb/s systems, which could harm our business and financial condition.

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

A few customers account for a majority of our sales, and the loss of one or more key customers could significantly reduce our cash flows, revenues and operating results.

          A relatively small number of customers have historically accounted for a majority of our revenues.  Our three largest customers accounted for approximately 54% of our revenues for fiscal year 2002, 71% of our revenues in 2001, and 73% of our revenues in 2000.  Our top three customers for the year ended December 31, 2002 were TyCom, Alcatel and Lucent, representing approximately 25%,  19% and 10% of our revenues, respectively.  Our top three customers in 2001 were TyCom, Alcatel and Marconi, representing approximately 34%, 29% and 8% of our revenues, respectively.  Our top three customers in 2000 were Lucent, Alcatel and Cisco, representing approximately 34%, 28% and 11% of our revenues, respectively.  We anticipate that relatively few customers will continue to account for a significant portion of our revenues.  A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers in any period could significantly reduce our already declining revenues.

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

          We compete primarily against Agere, Applied Micro Circuits, Broadcom, Infineon, JDS Uniphase, Maxim, Mindspeed (a Conexant company), NEL, Nortel (microelectronics division), NTT Electronics, Philips, PMC-Sierra, Transwitch, Vitesse and various start-ups.  Many of our competitors operate their own fabrication facilities and have longer operating histories and a greater presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, distribution, technical and other resources.  As a result, our competitors may be able to adapt more quickly to new or emerging technologies, changes in customer requirements or devote greater resources to the promotion and sale of their products.  In addition, our competitors may develop technologies that more effectively address the transmission of digital information through existing analog infrastructures at a lower cost, thereby rendering our products obsolete.  Our competitors that have large market capitalization or cash reserves are also better positioned than we are to acquire other companies, thereby obtaining new technologies or products.  Any of these acquisitions could give our competitors a strategic advantage that could adversely affect our business, financial condition and results of operations.  Additionally, these competitors’ resources place them in a stronger position to weather a continued downturn in our industry.

          Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties.  Accordingly, it is possible that new competitors or alliances forged by competitors could emerge and rapidly acquire significant market share.

We incur research and development expenses in advance of obtaining access to emerging process technology, and as a result, these investments may not result in the production of any marketable products.

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

Customers may be inclined to purchase 0.13um CMOS technologies rather than products that incorporate SiGe, GaAs or InP processes because of lower power requirements and lower cost.

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

          Our success depends in part upon the continued service of our executive officers, particularly Dr. Richard Nottenburg, our President, Chief Executive Officer and Chairman of the Board.  Dr. Nottenburg does not have an employment or non-competition agreement with us.  The loss of Dr. Nottenburg would be detrimental to our ongoing operations and prospects.  In August 2002, Eric Pillmore, our Senior Vice President of Finance and Chief Financial Officer, resigned to pursue other opportunities.  In November 2002, Joseph Cole, our Vice President of Worldwide Sales, and Ronald Krisanda, our Senior Vice President of Operations, resigned to pursue other opportunities.  Dr. Jens Albers, our Executive Vice President and Co-Chairman of the Board, retired from his full-time duties as an officer and director in August 2002 and left our company to pursue other opportunities in December 2002.  While we have replaced Mr. Pillmore and reassigned Dr. Albers’, Mr. Cole’s and Mr. Krisanda’s responsibilities to other members of management, our future success will depend in part on how effectively we can carry out our business plan in their absence.

Several of our key personnel are relatively new to their positions and must be integrated into our organization.  Our failure to integrate these individuals could adversely affect our business.

          Several of our key personnel have recently been promoted to their current positions, including John U. Soenksen, who was promoted to his current position of Chief Financial Officer in August 2002, and Richard Mannherz, who was promoted to Vice President of Sales in November 2002.  Therefore, in combination with the executive departures described above, there has been little or no opportunity to evaluate the effectiveness of our current executive management team as a combined unit.  Our future performance will depend in part on our ability to successfully integrate our newly appointed officers and key personnel into our management team, and our ability to develop an effective working relationship among management.

Our failure to protect our intellectual property adequately could adversely affect our business, and patents obtained by our competitors may preclude us from certain product development.

          Our intellectual property is critical to our ability to successfully design products for the optical networking systems market.  We currently have 1 U.S. patent issued and 14 U.S. patent applications pending.  We cannot assure you that our pending patent applications or any future applications will be approved.  Further, we cannot assure you that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that if challenged, will be found to be valid or enforceable.  Additionally, we cannot assure you that the patents of others will not have an adverse effect on our ability to do business.  Furthermore, others may independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

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

          International sales accounted for approximately 17% of our revenues for the year ended December 31, 2002, 24% of our revenues in 2001, and 27% of our revenues in 2000.  International sales will continue to account for a significant portion of our revenues, and as a result, we will be subject to certain risks associated with international sales, including:

•	changes in regulatory requirements;

•	increases in tariffs and other trade barriers;

•	timing and availability of export licenses;

•	political and economic instability, including war and acts of terrorism;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental approvals for communications and other products;

•	foreign currency exchange fluctuations;

•	the burden of complying with a wide variety of complex foreign laws and treaties; and

•	potentially adverse tax consequences.

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

          While we believe we have good relations with our outside foundries and suppliers, we cannot be certain that we will be able to maintain these favorable relations.  Additionally, because there are a limited number of foundries and suppliers that can produce our products, establishing relationships and increasing production with new outside foundries takes a considerable amount of time.  Thus, there is no readily available alternative source of supply for our production needs.  A manufacturing disruption, such as a raw material shortage, experienced by any of our outside foundries and suppliers could impact the production of some of our products for a substantial period of time.  Our outside foundries’ and suppliers’ inability to increase their production capacity or to continue to allocate capacity to manufacture our components could also limit our ability to grow our business.

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

We have made, and may make, investments in development stage companies which may not produce any returns for us in the future.

          We have made investments in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap.  The following table summarizes these investments as of December 31, 2002:

Investee Company	Initial Investment Date	Technology

ASIP, Inc.	July 2000	Integrated photonics components for advanced fiber optics communications networks
Internet Machines Corporation	October 2000	Integrated photonics components for advanced fiber optic communications networks
Innovative Processing AG	August 2001	Components and services for high-speed and high-bandwidth networks for the telecom and datacom markets

          Our total investment in these companies was approximately $3.7 million at December 31, 2001.  During fiscal 2002, we did not make any additional investments in these companies and recognized equity losses totaling $0.7 million and asset impairments totaling $2.5 million bringing our total investment balance in these companies to $0.5 million at December 31, 2002.  These investments involve all the risks normally associated with investments in development stage companies.  As such, there can be no assurance that we will receive a favorable return on these or any future venture-backed investments that we may make.  Additionally, our original and any future investments may continue to become impaired if these companies do not succeed in the execution of their business plans.  Any further impairment or equity losses in these investments could negatively impact our future operating results.

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

          We had, as of December 31, 2002, 1.9 million shares subject to vested but unexercised options and warrants which may currently be exercised and sold in the public market.  If our shareholders now sell substantial amounts of our common stock in the public markets, the market price of our Class A common stock could be materially adversely affected.

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

          We are exposed to fluctuations in the Euro, lita and the Israeli shekel.  During 2001, we opened sales offices in Canada, Italy and the United Kingdom and during 2002 we closed our Canadian office.  We are now also exposed to fluctuations in the British pound. The expenses of our foreign sales offices are not material.  During 2002, total expenses denominated in these currencies were $17.4 million or

16% of total expenses before income taxes.  During 2002, expenses denominated in the Euro represented approximately $10.5 million of foreign expenses and expenses denominated in the shekel were approximately $6.6 million. We expect that our foreign expenses will decrease as we continue to execute on our corporate realignment plan.

          During 2002, we entered into foreign forward contracts for 4.5 million Euros with a notional amount of $3.9 million. The contracts matured through December 2002 and were entered into to hedge a portion of Euro denominated expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging.  We do not enter into derivative financial instruments for trading or speculative purposes.  We have no foreign forward contracts outstanding at December 31, 2002.

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

Interest Rate Risk

          Software and Equipment Financings

          All of our vendor software and equipment financings, including amounts outstanding under Tranche A of our credit facility, have a fixed interest rate and are not subject to interest rate fluctuations.  An immediate 100 basis point fluctuation in these rates would not have a material impact on our financial condition, results of operations or cash flows.

          Short-Term Investments

          At December 31, 2002, our investment portfolio included fixed and floating rate securities of $15.0 million.  The maximum maturity of these investments is generally 12 months with an overall dollar-weighted maturity of the portfolio of less than six months.  Fixed rate securities are subject to interest rate risk and will decline in value if interest rates increase whereas floating rate securities may produce less income than expected if interest rates decrease.  Accordingly, our future investment income may not meet expectations as a result of interest rate fluctuations or a loss of principal may occur if we were to sell securities that have declined in market value as a result of interest rate fluctuations.  As a result of the relatively short average maturity of the portfolio, an immediate 100 basis point increase in interest rates would not have a material impact on our financial condition, results of operations or cash flows.

          We do not attempt to reduce our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of our portfolio.

          Other Investments

          Our other investments include several strategic investments in privately held companies.  These investments have an inherent level of risk associated with them, as they are comprised of investments in start-up or development stage companies.  We consider these investments long-term strategic investments.  The market for these technologies or products that they have under development is typically in the early stages, and may never materialize.  Accordingly, we could lose our entire investment in these companies.  In fact, during 2002, we recorded an impairment charge of $1.1 million and $1.4 million on our investment in ASIP and IMC, respectively, because we believe that the reduction in these investment’s value is other than temporary.  We also recorded an impairment charge of $2.4 million on equipment that we consigned to ASIP.  We have also provided a guarantee for a lease of ASIP, which is an equity basis investment.  The guarantee is through December 31, 2005, provided that ASIP continues to meet all terms and conditions of the lease.  The total remaining lease payments to be made by ASIP during the guarantee period are $1.0 million.

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

          Revenues.  We recognize product revenues at the time of shipment. Our customers are not obligated by long-term contracts to purchase our products and can generally cancel or reschedule orders on short notice. The recent slowdown in the build-out of the communications infrastructure has caused our revenues to grow less rapidly than they otherwise would have.  In the ordinary course of business, we receive order cancellations and rescheduled shipments.  To the extent possible, we pursue order cancellation fees from our customers.  Depending upon the facts and circumstances surrounding these cancellation fees, the receipt of such fees may have an immediate impact on revenues in the period that such fees are collected or the fees may need to be deferred and then recognized as revenue over some future period.  We cannot ensure that we will be able to collect an order cancellation fee for each order cancelled and we cannot project how such fees will affect revenue.

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

          Valuation allowance for net deferred tax assets.  We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized.  During 2002, we concluded that significant uncertainty existed surrounding the recoverability of our deferred tax assets.  On a quarterly basis, we assesses the recoverability of our deferred tax assets by reviewing a number of factors, including operating trends, the scheduled reversal of deferred tax liabilities and future projections of taxable income, to determine whether a valuation allowance is required to reduce such deferred tax assets to an amount that is more likely than not to be realized. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable, we believe that significant uncertainty exists surrounding the recoverability of the deferred tax assets.  Accordingly, during 2002, we recorded a valuation allowance equal to our net deferred tax assets.

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

          Equity-based compensation.  As part of our compensation and retention structure, we grant employees, officers and directors stock options and restricted stock.  Prior to our initial public offering during June 2001, most of our stock options were issued at an exercise price lower than our estimated fair market value.  The difference between the exercise price and the estimated fair market value of the options is recorded as a separate component of shareholders’ equity as deferred stock compensation and amortized into expense over the vesting period of the options.  Subsequent to our initial public offering, we did not issue any options with an exercise price lower than the fair market value of our stock on the option grant date.  When we issue restricted stock, we also record deferred stock compensation for the difference between the exercise price, which is zero, and the fair market value of our stock on the grant date of the restricted stock.  This amount is also amortized into expense over the vesting period of the restricted stock.  We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our stock and the exercise price.  We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, and Emerging Issues Task Force Consensus on Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  We are amortizing deferred stock compensation using the graded vesting method, in accordance with Financial Accounting Standards Board Interpretation No. 28, over the vesting period of each respective option or restricted stock award, which ranges from six months to four years.

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

          Long-Lived Asset Impairments.  We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down is recorded to reduce the related asset to its estimated fair value.  For purposes of estimating future cash flows from possibly impaired assets, we group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.  For purposes of establishing fair value, we generally use information supplied by independent third parties or information we obtained through sales of similar assets to independent third parties. Accordingly, we utilize significant estimates in the calculation of potential long-lived asset impairments.  A material change in any of these estimates would materially effect our conclusions.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

          The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item is incorporated by reference from the information under the captions entitled “Election of Directors-Nominees,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 30, 2003.

Item 11.     EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Officer Compensation” in our definitive proxy statement to be filed with the SEC no later than April 30, 2003.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than April 30, 2003.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated by reference from the information under the caption entitled “Transactions with Management and Others” in our definitive proxy statement to be filed with the SEC no later than April 30, 2003.

Item 14.     CONTROLS AND PROCEDURES

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

          There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above. There were no significant deficiences or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          2.          Financial Statement Schedules.  Schedule II – Valuation and Qualifying Accounts for the three years ended December 31, 2002.

                       All other schedules are omitted because they are not applicable or are not required.

          3.          Exhibits.  The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

3.1*	Amended and Restated Articles of Incorporation, as amended
3.2	Amendment to Articles of Incorporation dated September 6, 2002
3.3**	Amended and Restated Bylaws
4.1*	Specimen Class A Common Stock certificate
9.1*	Amended and Restated Voting Trust Agreement dated March 8, 1999
10.1*	Form of Indemnification Agreement entered into by the Registrant and each of its directors and officers
10.2*	1998 Stock Option Plan, as amended
10.3*	1999 Stock Option Plan, as amended
10.4*	2000 Stock Incentive Plan, as amended
10.5*	2000 Employee Stock Purchase Plan, as amended
10.6*	Amended and Restated Investors Rights Agreement, dated March 31, 2000, among the Registrant and the shareholders named therein, as amended
10.7*	Lease dated March 10, 1999, between the Registrant and Spieker Properties, L.P., as amended
10.8*	Facilities Use Agreement dated April 5, 1999, between the Registrant and TRW, Inc.
10.9*	Sublease Agreement dated August 1999, between the Registrant and IMS Health Incorporated
10.10*	Lease Agreement dated November 18, 1999, between the Registrant and First Industrial, L.P.
10.11*	Master Lease Agreement dated September 14, 1999, between the Registrant and Imperial Bank Equipment Leasing, a Division of Imperial Bank
10.12*+	Supply Agreement dated June 29, 1997, between the Registrant and TRW, Inc., as amended
10.13*+	Semiconductor Development Agreement dated May 18, 2000, between the Registrant and International Business Machines Corporation
10.14*+	Joint Development Agreement effective as of May 18, 2000, between the Registrant and International Business Machines
10.15*+	Development Agreement dated September 1, 1999, by and between the Registrant and Tyco Submarine Systems Ltd.
10.16*	Second Amendment to Lease dated October 12, 2000 by and between the Registrant and Spieker Properties L.P

10.17*+	Development and License Agreement dated as of May 25, 2001, by and between the Registrant and ASIP, Inc.
10.18***	Separation Agreement and General Release dated as of October 30, 2002 between the Registrant and Jens Albers
21.1*	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Accountants
99.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-47376).
**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-47376).
***	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant for the period ended September 30, 2002.
+	Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit pursuant to Rule 406.

(b) Reports on Form 8-K.

We filed the following current reports on Form 8-K during the quarter ended December 31, 2002:

On November 12, 2002, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed third quarter 2002 results.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 20, 2003	MULTILINK TECHNOLOGY CORPORATION

	By:	/s/ RICHARD N. NOTTENBURG

Richard N. Nottenburg Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD N. NOTTENBURG	Chairman of the Board, President and Chief Executive Officer (Principal Chief Executive)	March 20, 2003

Richard N. Nottenburg

/s/ JOHN U. SOENKSEN	Vice President and Chief Financial Officer	March 20, 2003

John U. Soenksen

/s/ STEPHEN FORREST	Director	March 20, 2003

Stephen Forrest

/s/ G. BRADFORD JONES	Director	March 20, 2003

G. Bradford Jones

/s/ JAMES SCHNEIDER	Director	March 20, 2003

James Schneider

/s/ JOHN WALECKA	Director	March 20, 2003

John Walecka

/s/ EDWARD ZANDER	Director	March 20, 2003

Edward Zander

CERTIFICATION

I, Richard N. Nottenburg, certify that:

1. I have reviewed this annual report on Form 10-K of Multilink Technology Corporation;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ RICHARD N. NOTTENBURG

Richard N. Nottenburg Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, John U. Soenksen, certify that:

1. I have reviewed this annual report on Form 10-K of Multilink Technology Corporation;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ JOHN U. SOENKSEN

John U. Soenksen Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Multilink Technology Corporation:

We have audited the consolidated financial statements of Multilink Technology Corporation and subsidiaries as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 19, 2003 (included elsewhere in this Form 10-K).  Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey February 19, 2003

Independent Auditors’ Report

To the Board of Directors and Shareholders of
Multilink Technology Corporation:

          We have audited the accompanying consolidated balance sheets of Multilink Technology Corporation and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey February 19, 2003

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(in thousands, except for per share amounts)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$32,669	$49,779
Restricted cash	1,307	—
Short-term investments	14,973	42,903
Accounts receivable, net of allowance for uncollectible accounts of $356 and $709 as of December 31, 2002 and 2001, respectively	960	20,309
Inventories	2,189	8,735
Prepaid expenses and other current assets	2,713	10,485

Total current assets	54,811	132,211

Property and equipment, net (including $200 of assets held for sale at December 31, 2002)	19,972	28,160
Deferred income taxes	—	22,790
Other assets (including restricted cash of $1,743 at December 31, 2002)	3,070	4,352

Total assets	$77,853	$187,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,522	$8,826
Accrued expenses	14,840	20,506
Accrued warranty costs	183	1,293
Software and equipment financing – current portion	4,329	1,995
Lease obligations – current portion	437	1,060
Income taxes payable	332	—

Total current liabilities	24,643	33,680

Lease obligations – net of current portion	—	221
Software and equipment financing – net of current portion	4,289	1,452
Commitments and contingencies
Redeemable convertible preferred stock:
Series A: $.0001 par value; 9,000 shares authorized; no shares issued and outstanding	—	—
Series B: $.0001 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Shareholders’ equity:
Common stock, $.0001 par value:
Class A: 200,000 shares authorized; 5,044 and 4,293 issued and outstanding at December 31, 2002 and 2001, respectively	—	—
Class B: 100,000 shares authorized; 2,600 and 2,800 issued and outstanding at December 31, 2002 and 2001, respectively	—	—
Additional paid-in-capital	182,283	192,219
Deferred stock compensation	(2,268)	(15,207)
Accumulated deficit	(131,098)	(24,851)
Accumulated other comprehensive income	122	117
Treasury stock	(118)	(118)

Total shareholders’ equity	48,921	152,160

Total liabilities and shareholders’ equity	$77,853	$187,513

See accompanying notes to consolidated financial statements.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002, 2001 and 2000
(in thousands, except for per share amounts)

	Year Ended December 31,

	2002	2001	2000

Total revenues	$18,267	$130,468	$72,721

Cost of revenues:
Product	10,147	48,574	27,048
Inventory write down and related charges	5,747	8,788	—
Manufacturing fixed asset impairment	1,051	—	—
Deferred stock compensation	1,550	2,051	834

Total cost of revenues	18,495	59,413	27,882

Gross (loss) profit	(228)	71,055	44,839

Operating expenses:
Research and development, excluding deferred stock compensation	46,124	54,741	24,624
Research and development – warrant issuance	—	—	6,375
Sales and marketing, excluding deferred stock compensation	12,357	17,387	7,130
General and administrative, excluding deferred stock compensation	7,748	11,795	7,611
Deferred stock compensation	11,164	9,895	6,076
Investment impairments and related charges	4,906	—	—
Corporate realignment	10,978	—	—

Total operating expenses	93,277	93,818	51,816

Operating loss	(93,505)	(22,763)	(6,977)
Other income and expenses:
Interest expense	(651)	(428)	(310)
Other income, net (including $676 and $671 of equity losses in affiliate during 2002 and 2001, respectively)	1,099	1,381	1,871

Loss before provision (benefit) for income taxes	(93,057)	(21,810)	(5,416)
Provision (benefit) for income taxes	13,190	(9,446)	(1,748)

Net loss	(106,247)	(12,364)	(3,668)
Accretion of redeemable convertible preferred stock to redemption value	—	24	95
Dividend related to warrant issuance	—	—	6,375

Net loss attributable to common shareholders	$(106,247)	$(12,388)	$(10,138)

Net loss per share basic and diluted	$(14.48)	$(2.48)	$(3.38)

Weighted average shares of common stock basic and diluted	7,339	4,999	3,000

The composition of the amortization of deferred stock compensation is as follows:
Research and development	$6,769	$5,287	$2,824
Sales and marketing	1,730	2,021	537
General and administrative	2,665	2,587	2,715

Total	$11,164	$9,895	$6,076

See accompanying notes to consolidated financial statements.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital

	Shares	Amount	Shares	Amount

BALANCE, DECEMBER 31, 1999	—	$—	3,000	$—	$7,080
Conversion of Class B common stock to Class A common stock	200		(200)
Stock option plan transactions including related income tax benefit	5				116
Deferred stock compensation					14,145
Amortization of deferred stock compensation
Accretion of redeemable convertible preferred stock					(95)
Warrant issuances					6,544
Dividend related to warrant issuances					6,375
Comprehensive income:
Net loss
Comprehensive loss

BALANCE, DECEMBER 31, 2000	205	$—	2,800	$—	$34,165
Stock option plan transactions including related income tax benefit	181				4,887
Issuance of common stock	920				74,563
Conversion of preferred stock to common	2,712				55,097
Warrant exercises including related income tax benefit	202				8,979
Deferred stock compensation					9,730
Amortization of deferred stock compensation
Issuance of restricted stock	73				4,822
Accretion of redeemable convertible preferred stock					(24)
Purchase of treasury stock, at cost
Comprehensive income:
Net loss
Other comprehensive income:
Foreign currency translation adjustment
Unrealized gain on available-for-sale securities
Cash flow hedge reclassification adjustments
Comprehensive loss

BALANCE, DECEMBER 31, 2001	4,293	$—	2,800	$—	$192,219
Stock option plan transactions including related income tax benefit	381				1,248
Employee stock purchase plan share issuance	54				991
Warrant exercises including related income tax benefit	5				15
Amortization of deferred stock compensation					510
Reversal of deferred stock compensation due to terminations	(87)				(3,723)
Conversion of Class B common stock to Class A common stock	200		(200)
Issuance of restricted stock	198				2,988
Warrant issuances					185
Shareholder loan
Write off of deferred tax asset					(12,150)
Collection of shareholder loan
Comprehensive income:
Net loss
Other comprehensive income:
Foreign currency translation adjustment
Unrealized loss on available-for-sale securities
Cash flow hedge reclassification adjustments
Comprehensive loss

BALANCE, DECEMBER 31, 2002	5,044	$—	2,600	$—	$182,283

	Deferred Stock-Based Compensation	Accumulated Deficit	Shareholder Loan	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

BALANCE, DECEMBER 31, 1999	$(5,366)	$(2,444)	$—	$15	$—	$(715)
Conversion of Class B common stock to Class A common stock						—
Stock option plan transactions including related income tax benefit						116
Deferred stock compensation	(14,145)					—
Amortization of deferred stock compensation	6,910					6,910
Accretion of redeemable convertible preferred stock						(95)
Warrant issuances						6,544
Dividend related to warrant issuances		(6,375)				—
Comprehensive income:
Net loss		(3,668)				(3,668)

Comprehensive loss						(3,668)

BALANCE, DECEMBER 31, 2000	$(12,601)	$(12,487)	$—	$15	$—	$9,092
Stock option plan transactions including related income tax benefit						4,887
Issuance of common stock						74,563
Conversion of preferred stock to common						55,097
Warrant exercises including related income tax benefit						8,979
Deferred stock compensation	(9,730)					—
Amortization of deferred stock compensation	11,946					11,946
Issuance of restricted stock	(4,822)					—
Accretion of redeemable convertible preferred stock						(24)
Purchase of treasury stock, at cost					(118)	(118)
Comprehensive income:
Net loss		(12,364)				(12,364)
Other comprehensive income:
Foreign currency translation adjustment				(18)		(18)
Unrealized gain on available-for-sale securities				133		133
Cash flow hedge reclassification adjustments				(13)		(13)

Comprehensive loss						(12,262)

BALANCE, DECEMBER 31, 2001	$(15,207)	$(24,851)	$—	$117	$(118)	$152,160
Stock option plan transactions including related income tax benefit						1,248
Employee stock purchase plan share issuance						991
Warrant exercises including related income tax benefit						15
Amortization of deferred stock compensation	12,204					12,714
Reversal of deferred stock compensation due to terminations	3,723					—
Conversion of Class B common stock to Class A common stock	(2,988)					—
Issuance of restricted stock						—
Warrant issuances						185
Shareholder loan			(483)			(483)
Write off of deferred tax asset						(12,150)
Collection of shareholder loan			483			483
Comprehensive income:
Net loss		(106,247)				(106,247)
Other comprehensive income:
Foreign currency translation adjustment				76		76
Unrealized loss on available-for-sale securities				(83)		(83)
Cash flow hedge reclassification adjustments				12		12

Comprehensive loss						(106,242)

BALANCE, DECEMBER 31, 2002	$(2,268)	$(131,098)	$—	$122	$(118)	$48,921

See accompanying notes to consolidated financial statements.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(106,247)	$(12,364)	$(3,668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Warrant issuances	185	—	6,544
Depreciation and amortization	11,747	9,289	2,648
Deferred stock compensation	12,714	11,946	6,910
Inventory write down and related charges	5,747	8,788	—
Manufacturing fixed asset impairment	1,051	—	—
Corporate realignment	10,978	—	—
Investment impairments and related charges	4,906	—	—
Deferred income taxes	14,510	(8,782)	(5,728)
Equity losses in affiliate	676	671	—
Interest expense on line of credit from shareholder	—	—	61
Loss on disposal of assets	441	88	—
Changes in operating assets and liabilities:
Accounts receivable	19,349	(6,538)	(8,610)
Inventories	1,297	(258)	(12,262)
Prepaid expenses and other current assets	4,443	(2,944)	(3,037)
Other assets	(165)	184	(438)
Accounts payable	(5,342)	(3,047)	8,296
Accrued expenses	(9,199)	9,070	8,617
Accrued warranty costs	(1,110)	507	531
Income taxes payable	332	(702)	798

Net cash provided by (used in) operating activities	(33,687)	5,908	662

Cash flows from investing activities:
Purchases of property and equipment	(6,269)	(17,594)	(15,036)
Purchase of non-marketable securities	—	(2,010)	(2,389)
Proceeds from sales of marketable securities	75,577	6,401	—
Purchase of marketable securities	(47,723)	(49,173)	—

Net cash provided by (used in) investing activities	21,585	(62,376)	(17,425)

Cash flows from financing activities:
Issuance of common stock, net	—	75,653	—
Payments on lease obligations and software and equipment financing	(6,292)	(2,238)	(622)
Proceeds from stock option exercises	1,263	1,551	—
Proceeds from credit facility	2,970	—	—
Increase in restricted cash	(3,050)	—	—
Shareholder loan	(483)	—	—
Repayment of shareholder loan	483	—	—
Proceeds from equipment financing	—	2,257	—
Treasury stock purchase	—	(118)	—
Issuance of preferred stock, net	—	—	37,551

Net cash provided by (used in) financing activities	(5,109)	77,105	36,929

Effect of exchange rate changes on cash	101	(17)	(4)

Net (decrease) increase in cash and cash equivalents	(17,110)	20,620	20,162
Cash and cash equivalents, beginning of period	49,779	29,159	8,997

Cash and cash equivalents, end of period	$32,669	$49,779	$29,159

Supplemental disclosures of cash flow information – Cash paid (received) during the period for:
Income taxes	$(3,355)	$2,450	$3,169
Interest	$648	$428	$249

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

          On September 6, 2002, the Company’s board of directors approved a one-for-ten reverse stock split.  The Company’s consolidated financial statements have been retroactively adjusted to show the effect of this stock split for all periods presented (see Note 6).

          Management’s Plans – The Company operates in the semiconductor industry, which is cyclical and subject to rapid technological change and evolving industry standards. The semiconductor industry is currently experiencing a significant downturn. This downturn is characterized by diminished product demand, excess customer inventories and excess production capacity. These factors have caused a substantial decrease in the Company’s revenues and in its results of operations. For example, during 2002 the Company reported a net loss of $106.2 million and, as compared to 2001, reported a net reduction in cash, cash equivalents and short-term investments of $45.0 million and a reduction in shareholders’ equity of $103.2 million.  At December 31, 2002, the Company has cash, cash equivalents and short-term investments of $47.6 million and working capital of $30.2 million.  The current downturn and future downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry to recover from the current downturn will seriously impact the Company’s revenue and harm its business, financial condition, results of operations and cash flows.  The Company will continue to experience losses and use its cash, cash equivalents and short-term investments if it does not receive sufficient product orders and its costs are not controlled.  The Company will continue to: (i) focus on cash preservation and expense reductions, (ii) attempt to expand market share with existing and new products by focusing on its strength in mixed signal and digital signal processing technology, (iii) rationalize research and development spending on projects that will be accretive to revenues in the near term and (iv) secure system design wins with Tier I and emerging communication equipment and optical module manufacturers.

          As a result of the continuing significant economic slowdown and the related uncertainties in the technology sector and semiconductor industry, the Company initiated a corporate realignment plan during the third quarter of 2002.  The plan included workforce reductions of approximately 150 employees, the consolidation of facilities through closure of certain locations, a reduction in the level of activity at other locations and asset impairment charges.  The Company recorded a charge during 2002 of $11.0 million associated with this realignment plan (see Note 4).   The realignment plan will significantly reduce expenses and cash usage while permitting its crucial personnel to focus on key business strategies such as expanding market share and securing design wins.  Excluding the $4.7 million of cash necessary to execute the realignment plan, the Company estimates that such plan, combined with its other cost savings initiatives, will provide annual cash savings of approximately $35.0 million.

          Although the Company undertook cost reduction programs and initiated its corporate realignment plan during 2002 to reduce expenses, the Company may still need additional capital. The market for the Company’s products has declined substantially; accordingly, the Company has continued to utilize significant amounts of capital.  In the event that the Company is required, or elects, to raise additional funds, it may not be able to do so on favorable terms, if at all.  The Company’s inability to raise additional capital may result in the need to further restructure its operations.  As another alternative to raising capital, the Company may need to explore the opportunity to merge with or be acquired by another company.  The Company cannot give any assurance that such a merger can occur or how favorable the terms of such a merger would be for the Company’s existing shareholders.

          The Company’s decrease in revenues continues to reflect the limited demand for optical equipment in its end markets and the additional reductions in carrier spending during 2002 and 2003.  The Company’s business prospects depend substantially on the continued build-out of the communications infrastructure.  Almost all telecommunication service providers have curtailed the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for the Company’s products by communications equipment manufacturers.  This slowdown has caused the Company’s  revenues and backlog to decline substantially.  The Company’s revenues declined in each quarter of 2002, compared to the comparable periods in 2001.  Because of general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for the Company to predict the purchasing activities of its customers.  The Company’s success in emerging from this prolonged downturn requires that the Company significantly reduce its cost structure to preserve cash and enhance its ability to invest in opportunities that expand market share and grow revenues in new markets.  The Company will continue to focus on its strength in mixed-signal and digital signal processing technology and will expand into new markets based upon this strength.  The Company has continued to secure a significant number of design wins with Tier I and emerging communication equipment and optical module manufacturers in North America, Europe and Asia Pacific regions.  The Company’s exclusive focus is now on building discrete components for communication equipment and optical module manufacturers.  By focusing on components, the Company ensures that its customers will have access to the best component technology and will avoid competing with its transceiver and transponder customers.

          Exclusive of obtaining any new capital or material increases in revenues, the Company believes that if it executes on the items discussed above, it has sufficient cash, cash equivalents and short-term investments for at least the next eighteen months.  The eighteen

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

months assumes that the Company can execute on the items discussed above and that revenues meet the Company’s forecast.  If the Company cannot satisfactorily execute on the above items or if 2003 revenues are lower than the Company expects, the Company will be required to make further expense reductions which may limit certain operational abilities including, but not limited to, making new product introductions in a timely manner, obtaining design wins, procuring required raw materials and meeting customer shipping schedules.  If the Company is able to obtain new capital and/or revenues grow greater than expected, the Company’s liquidity will exceed eighteen months.  Based upon the Company’s cost reduction efforts, revenues of approximately $10 to $12 million per quarter will be cash neutral to the Company and any revenues in excess of this amount will generate positive cash flows from operations.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Multilink Technology Corporation and all of its wholly owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

          Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

          Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable.  The Company places its cash, cash equivalents and short-term investments with high-credit, quality institutions and limits the amount of credit exposure to any one institution.  The Company’s accounts receivable arise from sales directly to customers.  The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit and provides allowances for estimated credit losses.  To date the Company has not experienced any material credit losses.  The following is a summary of the percentage of revenues from major customers based upon the Company’s knowledge of the end user of its products:

	Year Ended December 31,

	2002	2001	2000

TyCom	25%	34%	*
Alcatel	19%	29%	28%
Lucent	10%	*	34%
Cisco	*	*	11%

* Customer’s sales represented less than 10% of total sales in the respective period.

	December 31,

	2002	2001	2000

Customer gross accounts receivable (based upon product end user) as a percent of total gross accounts receivable:
Alcatel	22%	33%	34%
Lucent	20%	*	21%
TyCom	*	25%	12%
Nortel	*	20%	*
Ciena	14%	14%	*

* Customer’s accounts receivable represented less than 10% of total gross accounts receivable in the respective period.

          Foreign Currency Translation - Assets and liabilities of the Company’s subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Results of operations are translated using the average exchange rates prevailing throughout the period.  The aggregate effect of translating the financial statements of these subsidiaries into U.S. dollars is included as a separate component of accumulated other comprehensive income in the accompanying statement of shareholders’ equity.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          Cash Equivalents - The Company classifies all highly liquid investments purchased with maturities of three months or less as cash equivalents.

          Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.

          Property and Equipment - Property and equipment are recorded at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the respective assets.

          Research and Development - Research and development costs are expensed as incurred, except for engineering and design software, which is capitalized and amortized on a straight-line basis over the life of the software, which generally ranges from 3 to 5 years.

          Impairment of Long-Lived Assets - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  For purposes of estimating future cash flows from possibly impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.  See Notes 3 and 4 for a description of the long-lived asset impairment charges recorded by the Company during 2002.

          Investments – Short-term investments represent marketable securities with readily determinable fair values.  The Company’s short-term investments are classified and accounted for as available-for-sale securities and are reported at fair market value with the resulting net unrealized gains or losses reported as a separate component of accumulated other comprehensive income in the accompanying statement of shareholders’ equity.  The Company’s long-term investments are reported as other assets in the accompanying consolidated balance sheets.  The Company’s long-term investments in which it does not have significant influence over the investee are accounted for at cost.  The Company reviews such investments for any unrealized losses deemed to be other than temporary.  The Company will recognize an investment loss currently when it deems that such unrealized losses are other than temporary.  See Note 5 for a description of the long-term investment impairment charges recorded by the Company during 2002.

          The Company’s investment in which it has significant influence over the investee is accounted for in accordance with the equity method of accounting under which the consolidated results include the Company’s share of income or loss of such investee.

          Revenue Recognition - Product revenue is recognized upon shipment.  Development revenues are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation and amortization.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  No development revenues were recognized during the periods presented.

          Warranty Costs - Substantially all of the Company’s products are sold with a one-year warranty.  Development contract costs include a provision for estimated product warranties to be provided by the Company upon contract completion and product shipment.  Estimated warranty costs for all other products are provided for upon shipment to customers.

          Income Taxes - Deferred income tax assets and liabilities are computed annually based on enacted tax laws and rates for temporary differences between the financial accounting and income tax bases of assets and liabilities.  A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

          Equity-Based Compensation – The Company has two stock-based employee compensation plans, which are described more fully in Note 7.  The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price.  The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, and Emerging Issues Task Force Consensus on Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  The Company is amortizing deferred stock compensation using the graded vesting method, in accordance with Financial Accounting Standards Board Interpretation No. 28, over the vesting period of each respective option, which is generally four years.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,

(Amounts in thousands)	2002	2001	2000

Net loss attributable to common shareholders, as reported	$(106,247)	$(12,388)	$(10,138)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	12,714	11,946	6,910
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,486	(32,830)	(11,218)

Pro forma net loss	$(103,019)	$(33,272)	$(14,446)

Net loss per share attributable to common shareholders:
As reported: Basic and diluted	$(14.48)	$(2.48)	$(3.38)

Pro forma: Basic and diluted	$(14.04)	$(6.66)	$(4.82)

          The pro forma adjustment to record stock-based employee compensation expense determined under the fair value method results in a positive $9.5 million in 2002 due to significant employee stock option cancellations as a result of considerable headcount reductions pursuant to the Company’s corporate realignment program and the cancellation of outstanding options pursuant to the Company’s stock option exchange offer, all of which are discussed below.

          Net Income (Loss) Per Share of Common Stock - Basic net income or loss per share excludes dilution for potentially dilutive securities and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities are excluded from the computation of diluted net income or loss per share when their inclusion would be antidilutive.  A reconciliation between basic and diluted weighted average shares outstanding is as follows:

	December 31,

(Amounts in thousands)	2002		2001		2000

Weighted average shares outstanding, basic	7,339		4,999		3,000
Dilutive shares issuable in connection with stock plans	968		1,911		2,108
Dilutive shares issuable in connection with warrants granted	24		284		113
Conversion of preferred stock to common stock	—		1,288		2,423

Weighted average shares outstanding, diluted	8,331	*	8,482	*	7,644	*

          * Since there was a loss attributable to common shareholders in these periods, the basic weighted average shares outstanding were used in calculating diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive.  In 2002 and 2001, 1,819,588 and 303,313, respectively, stock options and warrants were excluded from the computation of diluted shares

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

outstanding due to their antidilutive effect.

          Segments - The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products and services, geographic areas and major customers.  Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance.  The Company has determined that it conducts its operations in one business segment, the development and marketing of products that enable next generation optical networking systems.

          Effects of Recently Issued or Adopted Accounting Pronouncements – Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life.  Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.  Similarly, goodwill associated with equity method investments is no longer amortized.  Equity method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity method investments continues to apply.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.  As of December 31, 2002, the Company had no unamortized goodwill recorded.

          In June and August 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively.  SFAS No. 143, which is effective for the Company on January 1, 2003, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  SFAS No. 144, which was effective for the Company on January 1, 2002, establishes a single accounting model for the accounting of a discontinued segment of a business as well as addresses significant implementation issues related to SFAS No. 121. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, results of operations or cash flows.  The Company implemented the provisions of SFAS No. 144 to record the asset impairment charges discussed in Notes 3 and 4.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  This differs from prior guidance, which required the liability to be recognized when a commitment plan was put into place.   SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

          Derivative Financial Instruments – The Company accounts for its derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of derivative transactions for which hedge accounting is applied.  Depending on the nature of the underlying exposure being hedged, changes in the fair value of derivatives are recognized either in the statement of operations (no hedge or fair value hedge) or other comprehensive income (cash flow hedge).  The ineffective portion of the change in fair value of the derivative is recognized in earnings.  The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policies.  There was no cumulative effect of adopting SFAS No. 133 as of January 1, 2001, the date of adoption, because the Company was not party to any derivatives as of that date.

          Cash Flow Hedges - During January 2001, the Company began utilizing foreign currency forward contracts.  The Company is exposed to market risk from changes in foreign currency exchange rates associated with forecasted foreign currency-denominated expenses.  The Company uses foreign currency forward contracts designated as cash flow hedges to hedge this exposure and the fair value changes of the forward contracts related to the effective portion of the hedges are initially recorded as a component of other comprehensive income.  The Company utilizes these foreign currency forward contracts to hedge its variability in U.S. dollar cash flows associated with probable forecasted foreign inter-company Euro denominated expenses because the Company reimburses its German subsidiary for such expenses.  Unrealized and realized gains and losses on cash flow hedges accumulate in other comprehensive income and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item.  Gains and losses on derivatives that are terminated prior to their maturity are also reclassified into earnings when the underlying hedged items impact earnings, unless it is no longer probable that the hedged forecasted transaction will occur, whereby such gains and losses are recognized immediately in earnings.  The Company hedges forecasted exposures up to 12 months in the future.  For the years ended December 31, 2002 and 2001, hedge ineffectiveness associated with instruments designated as cash flow hedges was not significant.  For the years ended December 31, 2002 and 2001, net income (losses) of $0.3 million and ($0.4) million, respectively, were reclassified into earnings as an adjustment to research and development expense.  These net gains and losses were offset by gains and losses on the transactions being hedged. At December 31, 2002, there were no foreign currency forward contracts outstanding.  At December 31, 2001, there is less than $0.1 million of net derivative gains/losses included in other comprehensive income (loss) that were reclassified into earnings within twelve months from that date.  The unrealized amounts in other comprehensive income (loss) will fluctuate based on changes in fair value of open contracts at each reporting period.  At December 31, 2001, the Company’s liability of less than $0.1 million relating to these forward contracts is

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

included in accrued expenses in the accompanying consolidated balance sheet.

          Reclassifications - Certain prior year amounts have been reclassified in order to conform to the current year presentation.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.     BALANCE SHEET DETAIL

Short-Term Investments

          The Company’s investments consist primarily of investment grade marketable debt securities, all of which are classified as available-for-sale and are recorded at fair value.  The following is a summary of current available-for-sale marketable securities:

	2002

(Amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government & agency obligations	$2,011	$5	$—	$2,016
Other debt securities	12,914	45	(2)	12,957

Total available-for-sale securities	$14,925	$50	$(2)	$14,973

	2001

(Amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government & agency obligations	$18,795	$31	$(2)	$18,824
Other debt securities	22,683	105	(12)	22,776

Total debt securities	41,478	136	(14)	41,600
Certificate of deposits	1,303	—	—	1,303

Total available-for-sale securities	$42,781	$136	$(14)	$42,903

          The amortized cost and estimated fair value of current debt securities, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties:

	2002		2001

(Amounts in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$14,925	$14,973	$41,478	$41,600
Due after one through five years	—	—	—	—

Total debt securities	$14,925	$14,973	$41,478	$41,600

          During 2002 and 2001, gross proceeds from sales of available-for-sale securities were $75.6 million and $6.4 million, respectively, and gross realized gains and losses were not material.

Inventories

          Inventories consisted of the following:

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,

(Amounts in thousands)	2002	2001

Finished goods	$1,008	$2,007
Work-in-progress	250	1,577
Raw materials	931	5,151

Total	$2,189	$8,735

          During the year ended December 31, 2002, the Company recorded a charge of $5.7 million to reduce inventories to their net realizable value and to write off an advance made to a supplier. Included in the $5.7 million is a $4.8 million inventory write-down.  The inventory was written down to its net realizable value based upon the Company’s determination that excess quantities existed of certain modules and raw materials.  The excess quantities of the modules are the result of forecasted demand not developing as expected and the introduction of two new modules.  As part of its corporate realignment plan, the Company decided to discontinue manufacturing transponders and transceivers and recorded a $0.4 million write-down to adjust the remaining transponder raw material inventory to its net realizable value.  The Company also wrote off an advance made to a finished good supplier of $0.5 million.

          During the year ended December 31, 2001, the Company recorded a charge of  $8.8 million to reduce inventories to their net realizable value.  The significant components of this charge include $4.3 million relating primarily to order cancellations as customers are transitioning from certain Gallium Arsenide products to Silicon Germanium products, $3.4 million relating to order cancellations as a result of decreased carrier spending, $0.6 million that relates to shrink and lower than expected production yields for consigned inventories located at our finished goods suppliers and $0.5 million of raw materials used in a previous generation of the Company’s transponder that is no longer being utilized in the newer version of the Company’s transponder.  In addition, $0.9 million was charged to cost of revenues as a result of order cancellation of supply contracts driven by the previously mentioned customer cancellations.

Property and Equipment, Net

          Property and equipment consisted of the following:

	Estimated Useful Life	December 31,

(Amounts in thousands)	(Years)	2002	2001

Machinery and equipment	5	$22,436	$23,231
Furniture and fixtures	3	2,172	3,095
Leasehold improvements	Shorter of asset life or lease term	1,860	2,204
Software	2-5	16,087	10,330
Construction in progress		488	1,717

Total		43,043	40,577
Accumulated depreciation and amortization		(23,071)	(12,417)

Property and equipment, net		$19,972	$28,160

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

           Property leased under capital leases (which is included in property and equipment in the accompanying balance sheets) consisted of the following:

	December 31,

(Amounts in thousands)	2002	2001

Machinery and equipment	$2,901	$2,034
Furniture and fixtures	693	558

Total	3,594	2,592
Accumulated amortization	(2,488)	(1,263)

Capital leased property, net	$1,106	$1,329

          During 2000 and 2001, the Company expanded its manufacturing capacity in order to meet demand. As a result of the sharp decrease in product demand during 2002, the Company recorded a charge of approximately $1.1 million during 2002 for the elimination of certain excess manufacturing equipment.  The Company reviewed the future undiscounted cash flows related to this equipment and concluded that an impairment charge was necessary to write down these assets to their fair value.  The remaining net book value of this equipment after the impairment charge is approximately $0.2 million.  The Company intends to sell this equipment within the next twelve months.  This asset impairment is incremental to those impairments recorded as part of the Company’s corporate realignment plan discussed in Note 4.

Accrued Expenses

          Accrued expenses consisted of the following:

	December 31,

(Amounts in thousands)	2002	2001

Compensation, payroll taxes and related benefits	$4,071	$8,174
Materials	1,325	2,934
Corporate realignment	3,537	—
Other	5,907	9,398

Total	$14,840	$20,506

4.     CORPORATE REALIGNMENT

          During the third quarter of 2002, the Company commenced a corporate realignment program (the “Realignment Plan”) to create a more efficient cost structure and realign its business to reflect the current telecommunication market environment which will permit the Company to focus its personnel on its key business strategies.  The major initiatives of the Realignment Plan include a reduction of 40 to 45 percent in the Company’s worldwide headcount and the consolidation of facilities through the closure of certain locations and the reduction in the level of activity at other locations.  During the fourth quarter of 2002, the Company expanded the Realignment Plan by deciding to close locations in addition to those already included in the third quarter of 2002 charge.

          In connection with the implementation of the Realignment Plan, the Company recorded, on a pre-tax basis, a realignment charge of $12.3 million in the third quarter of 2002 and $1.0 million in the fourth quarter of 2002.  The major components of the realignment charge are as follows:

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Amounts in thousands)	Severance and Termination Benefits	Asset Write Down	Lease and Contract Termination Costs	Other Costs	Total

Third quarter 2002 charges	$1,914	$6,477	$3,667	$197	$12,255
Fourth quarter 2002 charges	—	640	365	—	1,005
Adjustments to original estimates	—	(846)	(1,379)	(57)	(2,282)

Total realignment charges	$1,914	$6,271	$2,653	$140	$10,978

          The components of the realignment reserves and movements within these components during 2002 were as follows:

(Amounts in thousands)	Severance and Termination Benefits	Lease and Contract Termination Costs	Other Costs	Total

Third quarter 2002 provision	$1,914	$3,667	$197	$5,778
Fourth quarter 2002 provision	—	365	—	365
2002 payments	(1,031)	(139)	—	(1,170)
Adjustments to original estimates	—	(1,379)	(57)	(1,436)

Total realignment liabilities	$883	$2,514	$140	$3,537

          Total severance and termination benefits as a result of the Realignment Plan relates to approximately 150 employees of which the majority have been terminated by December 2002 and the remainder will be terminated by April 2003.  As a result of the employee terminations and facility closures associated with the Realignment Plan, a portion of the Company’s purchased research and development software, equipment and leasehold improvements will not be fully utilized.  The asset write down charge of $6.3 million was determined upon the review of the future undiscounted cash flows related primarily to purchased research and development software, equipment and leasehold improvements.  The Company concluded that an impairment charge was necessary to write down these assets to their fair value.   The adjustment to original estimates of $0.8 million to the asset write down charge is the result of favorable negotiations relating to financed software licenses with a software vendor.  The Company successfully negotiated a reduction in the remaining financed obligation.  Adjustments to original estimates to the lease and contract termination and other costs represents the reversal of $1.4 million of liabilities as a result of favorable termination negotiations for these liabilities.  When these liabilities were originally recorded during the third quarter of 2002, the Company recorded a liability for the expected cost of terminating these contracts.  In regard to operating leases for facilities, the Company recorded a liability for the remaining lease term less estimated sublease income.  During the fourth quarter of 2002, the Company successfully negotiated favorable termination settlements for three facility operating leases and a purchase commitment contract.

          Total cash outlays related to the Realignment Plan are expected to be $6.1 million.  After adjusting for the favorable contract terminations discussed above and for 2002 payments of $1.2 million, the remaining Realignment Plan cash outlays at December 31, 2002 are $3.5 million.  Cash payments are expected to be $2.2 million in 2003, less than $0.6 million in 2004 and $0.7 million thereafter.

5.     INVESTMENT IMPAIRMENTS AND RELATED CHARGES

          ASIP, Inc. (“ASIP”) is a privately held, optical device start-up company that is subject to many of the same risks as the Company.  The Company accounts for its investment in ASIP under the equity method of accounting.  The Company recorded a $3.5 million charge associated with its relationship with ASIP.  This charge consists of (i) an impairment charge on the remaining net investment balance of $0.4 million, (ii) a $0.7 million write off of goodwill associated with the ASIP investment and (iii) a $2.4 million asset impairment charge on equipment that was consigned to ASIP in accordance with an existing development and license agreement that expires in May 2003.

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

          The Company has also provided a guarantee for a facility lease of ASIP.  The guarantee is through December 31, 2005, provided

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

that ASIP continues to meet all terms and conditions of the lease.  Assuming that ASIP is current on their lease payments, the total remaining lease payments to be made by ASIP during the guarantee period are $1.0 million.  Because the likelihood that the Company would have to satisfy this guarantee is not probable, no liability has been recorded for the guarantee.  In addition, the Company is obligated to incur an additional $1.0 million of development expenses and to expend an additional $0.8 million for capital in accordance with the development and license agreement.

          The Company also recorded a $1.4 million impairment charge against its investment in Internet Machines Corporation (“IMC”).  The Company believes that the reduction in the value of the IMC investment is other than temporary.  IMC is an optical device company and is subject to many of the same industry risks as the Company.  Given the market valuation reductions in the Company’s and IMC’s industries coupled with new financial projections received from IMC, the Company concluded that a write down was required.

6.     CAPITALIZATION

          Reverse Stock Split - In July 2002, the Company was notified by Nasdaq that, based upon its review of price data for the Company’s Class A common stock, the closing bid price for the Class A common stock was less than $1.00 per share during the relevant review period of thirty consecutive trading days, which is a requirement for continued inclusion of the Class A common stock on the Nasdaq National Market.  On July 18, 2002, the Company’s board of directors authorized an amendment to the Company’s articles of incorporation to effect a reverse stock split for the purpose of increasing the market price of the Company’s Class A common stock above the Nasdaq minimum of $1.00.

          On September 6, 2002, the Company’s shareholders and board of directors approved a one-for-ten reverse stock split of the Company’s Class A and Class B common stock.  The par value of the Class A and Class B common stock will remain at $.0001 per share and the number of authorized shares of Class A and Class B common stock will remain at 200 million and 100 million, respectively.  As a result of the reverse stock split, the accompanying consolidated financial statements reflect a decrease in the number of outstanding shares of Class A and B common stock and the transfer of the par value of these reduced shares to additional paid-in capital.  All share and per share amounts have been restated to reflect the retroactive effect of the reverse stock split, except for the capitalization of the Company.  Previously awarded stock options, restricted stock awards and warrants have been adjusted or amended to reflect the reverse split.

          Initial Public Offering - On June 26, 2001, the Company completed an initial public offering of 920,000 shares (including exercise of the underwriters’ over-allotment option) of its Class A common stock.  Since the public offering was a “qualified public offering” as defined in the Series A and B redeemable convertible preferred stock agreements, the 271,164 outstanding shares of the Company’s Series A and B preferred stock were converted into 2,711,640 shares of Class A common stock.  The 50,000 Series B convertible preferred stock warrants outstanding prior to the public offering converted automatically into warrants to purchase 500,000 shares of the Company’s Class A common stock, 268,864 of which were exercised as described in Note 7.

          Preferred Stock Financing - In May 2000, the Company completed a 100,000 shares, Series B convertible preferred stock offering for $400 per share, or gross proceeds of $40 million.  Each share of the Series B convertible preferred stock automatically converted into ten shares of Class A common stock upon the closing of the Company’s initial public offering.  In conjunction with the Series B offering, the Company issued 250,000 warrants exercisable at $40 per share to Series A preferred shareholders.  Such grant was made in accordance with the original terms of the preferred stock investors’ rights agreement and the value of the warrants at the date of grant ($6.4 million), as determined by an independent appraisal, has been treated as a dividend.

          Capital Reorganization - Effective February 26, 1999, the Board of Directors amended the Company’s articles of incorporation to reorganize its capital structure by authorizing three classes of stock designated as “Class A common stock,” “Class B common stock” and “preferred stock.”  Under the amended articles, the total number of shares of stock the Company is authorized to issue is 310 million shares. 200 million shares are Class A common stock, par value $.0001 per share; 100 million shares are Class B common stock, par value $.0001 per share: and 10 million shares are preferred stock, par value $.0001 per share.  These amounts were not effected by the Company’s one-for-ten reverse stock split discussed above.

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

7.     STOCK INCENTIVE PLANS AND WARRANTS

Stock Incentive Plans

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          Stock Options - Effective with the Company’s initial public offering in June 2001, the Company’s 2000 Stock Incentive Plan (the  “Plan”) became the successor to the 1998 and 1999 stock option plans and no further options were granted under the 1998 plan or the 1999 plan.  The Plan has five separate components:

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

          The Company has authorized up to 5,212,364 shares of its Class A common stock for issuance under the Plan.  The share reserve under the Plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2002, by an amount equal to four percent of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 500,000 shares and in no event will the total number of Class A common stock in the share reserve (as adjusted for all such annual increases) exceed 10 million shares.

          Generally, options vest under the straight-line basis over periods of four or five years and expire 10 years from the grant date.  When the exercise price of employee stock options issued equals the fair value of the underlying stock, no compensation expense is recorded.  Compensation expense is recognized for the fair value of options granted to non-employees and to the extent the fair value of the underlying stock exceeds the exercise price of employee stock options.  During 2001 and  2000, the Company issued employee common stock options with exercise prices less than the fair value of the underlying common stock.  The Company recorded $9.7 million and $14.1 million of the intrinsic value of such options as deferred stock compensation in 2001 and 2000, respectively.  At December 31, 2002, $2.3 million of stock compensation is deferred as a component of shareholders’ equity and will be amortized to expense through 2005 as earned by the related employees.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          A summary of the option transactions under the Plan follows:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices

Outstanding, January 1, 2000	2,271,125	$3.65	$0.08-$7.07
Granted	1,420,520	$30.60	$7.10-$57.50
Exercised	(4,875)	$4.00	$3.00-$5.50
Cancelled	(50,925)	$9.75	$3.00-$57.50

Outstanding, December 31, 2000	3,635,845	$14.05	$0.08-$57.50
Granted	872,650	$66.60	$41.70-$129.10
Exercised	(180,686)	$9.50	$0.08-$57.50
Cancelled	(174,740)	$47.90	$2.00-$129.10

Outstanding, December 31, 2001	4,153,069	$23.81	$0.08-$129.10
Granted	349,940	$21.30	$1.35-$67.70
Exercised	(376,537)	$3.31	$0.08-$39.06
Cancelled	(2,179,615)	$39.70	$0.125-$129.10

Outstanding, December 31, 2002	1,946,857	$9.54	$0.08-$115.00

          As of December 31, 2002, there were 2,478,489 shares available for future grant under the Plan.

          Additional information regarding options outstanding as of December 31, 2002 is as follows:

	Outstanding Options			Exercisable Options

Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Price

$0.08-$2.00	566,900	$1.83	4.2	463,133	$1.98
$2.50-$3.00	17,500	$2.94	4.3	13,500	$3.00
$4.60-$5.50	886,500	$5.50	4.4	760,750	$5.50
$7.07-$7.10	125,050	$7.08	4.0	98,425	$7.07
$13.50-$25.00	207,700	$16.74	6.6	117,784	$16.68
$39.00-$57.50	107,407	$53.25	4.1	74,285	$53.19
$66.00-$115.00	35,800	$70.80	8.2	1,300	$83.90

	1,946,857	$9.54	4.6	1,529,177	$7.76

          As permitted under SFAS No. 123, the Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for stock-based awards to employees.  Pro-forma information regarding net income is required by SFAS No. 123 and is presented in Note 2.  This information is required to be determined as if the Company had accounted for its stock-based awards to employees under the fair value method of that statement.  The fair value of options granted during the years ended December 31, 2002, 2001, and 2000, as reported below has been estimated at the date of grant using the minimum value option pricing model with the following assumptions:

	Year Ended December 31,

	2002	2001	2000

Risk-free interest rate	3.96%	4.5%	6.3%
Dividend yield	—	—	—
Expected life (years)	4.9	3.9	6.5
Volatility	106%	89%	65%

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          All of the options issued during 2002 were issued with an exercise price equal to market value on the date of grant.  The weighted-average estimated fair value of employee stock options granted during 2002 was $15.61.    The weighted-average estimated fair value of employee stock options granted during 2001 is as follows:

	Number of Shares	Weighted- Average Grant Price	Weighted- Average Fair Value

Options granted with grant price:
Less than market value on grant date	541,700	$57.60	$52.32
Equal to market value on grant date	330,950	$81.30	$53.33

Total	872,650	$66.60	$52.70

          Predominantly all of the options granted during 2000 were issued with an exercise price less than the fair value of the underlying stock.  The weighted-average estimated fair value of employee stock options granted during 2000 was $24.10.

          Restricted Stock – During 2002 and 2001, the Company awarded to certain key employees 197,520 and 73,050, respectively, restricted Class A common shares.  The awards are subject to certain vesting requirements.  The value of such stock was established by the market price on the date of grant. During 2002 and 2001, unearned deferred stock compensation of $3.0 million and $4.8 million, respectively, was recorded and will be amortized, net of forfeitures, as stock based compensation expense over the vesting period, which ranges from tenure vesting of six months or vesting upon the attainment of certain performance criteria.

          Stock Purchase Plan – In June 2001, the Company adopted the 2000 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) and reserved 278,091 shares of Class A common stock for issuance thereunder.  Under this plan, the Company’s employees may elect payroll deductions ranging from 1% to 15% of cash earnings to be used for the purchase of Class A common stock.   The purchase price under the Employee Stock Purchase Plan is 85% of the lower of the closing prices for the stock at the beginning of a twenty-four month offering period or the end of each six month purchase period.  No compensation expense is recorded in connection with this plan.  The number of shares reserved under the Employee Stock Purchase Plan will automatically increase on the first trading day in January each calendar year, beginning in calendar year 2002, by an amount equal to one percent of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior calendar year.   In no event will any annual increase exceed 100,000 shares and in no event will the total number of shares of Class A common stock reserved for issuance under this plan (as adjusted for all such annual increases) exceed 1.15 million shares.  During 2002, 53,715 Class A shares were issued to employees in connection with this plan.  If the Company had elected to recognize the compensation cost based on the fair value of the employee’s purchase rights, the weighted average fair value of each purchase right granted in 2002 and 2001 was $15.13 and $37.40, respectively.  The assumptions used in estimating this fair value are as follows:

	Year Ended December 31,

	2002	2001

Risk-free interest rate	1.79%	4.5%
Dividend yield	—	—
Expected life (years)	0.5	0.5
Volatility	106%	100%

          Stock Option Exchange Offer – In June 2002, the Company initiated a voluntary stock option exchange program to its employees, officers and board members located in the United States and Europe. The program commenced on June 24, 2002, and as amended in July 2002, participants were able to tender for cancellation stock options to purchase the Company’s Class A common stock that had an exercise price equal to or greater than $13.50 per share for replacement options to purchase Class A common stock to be

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

granted on a date which is at least six months plus one day from the date of cancellation of the tendered options.   The cancellation date was August 30, 2002.  Pursuant to the offer, the Company accepted for exchange and cancelled options to purchase an aggregate of 1,144,127 shares of the Company’s Class A common stock from 206 eligible participants representing 63% of the options subject to the offer.  The exercise price of the replacement options will be the market price of the Company’s Class A common stock on the grant date of the replacement options. The remaining terms and conditions of the replacement options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled. During the 2002, $2.6 million of deferred stock compensation associated with the stock options that were tendered in connection with this offer was accelerated into the consolidated statement of operations.

Warrants

          During 2002, the Company granted 45,000 Class A common stock purchase warrants to certain third parties in exchange for legal and employee recruiting services.  Each warrant was fully vested and exercisable on the grant date for one share of Class A common stock and will expire from three to five years from the grant date.  The weighted average exercise price and weighted average fair value of these warrants was $5.72 and $4.10, respectively.  The fair value of the warrants was estimated at less than $0.2 million using the Black-Scholes option-pricing model and is reflected as a research and development expense in the consolidated statement of operations and an increase to additional paid-in capital.

          In May 2000, the Company executed a Semiconductor Development Agreement (the “Agreement”) with a third party, which provides the Company with access to one or more of the third party’s semiconductor fabrication processes solely for the development of product prototypes.  Upon the execution of the Agreement, the Company granted the third party a fully exercisable warrant to purchase (a) 25,000 shares of Series B preferred stock for $400 per share from the grant date through the date of the closing of a “Qualified Public Offering,” as defined in the Agreement, or (b) 250,000 shares of Class A common stock, from the date, if any, of a Qualified Public Offering, through May 2005 for $40 per share.  Neither the Agreement nor the terms of the warrant requires the third party to meet any performance requirements or prohibit the third party from participating in other similar programs with other parties.  As such, the warrant is not subject to any forfeiture for any reason.  The Company has measured the value of the warrant at the date of grant at $6.4 million, by utilizing an independent appraisal.  The Company has expensed the value of this fully exercisable, nonforfeitable warrant as a research and development expense in the accompanying 2000 statement of operations, since there is no third party performance required with respect to the warrant and the activities underlying the Agreement relate to research and development efforts for which the Company cannot determine the benefit, if any, which may result.  Subsequent to the Company’s initial public offering, the 250,000 warrants were exercised in a cashless transaction.  The Company issued net 184,765 Class A common shares in connection with this exercise and recorded a $9.0 million deferred tax asset that was recorded as an increase to additional paid-in capital for the tax effect of the difference in fair value between the grant date and exercise date.

          Also during 2000, the Company granted 13,341 Class A common stock purchase warrants to certain third parties in exchange for legal and employee recruiting services.  Each warrant was fully vested and exercisable on the grant date for one share of Class A common stock and will expire five years from the grant date.  The weighted average exercise price of these warrants was $20.10.  The fair value of the warrants was estimated at $0.2 million using the Black-Scholes option-pricing model and is reflected as a general and administrative expense in the consolidated statement of operations and an increase to additional paid-in capital.

          During 2000, 513,341 warrants were granted with a weighted-average exercise price and weighted-average fair value of $39.48 and $25.17, respectively.

          At December 31, 2002, there are 352,508 Class A common stock purchase warrants outstanding with a weighted-average exercise price of $30.24.  During 2001, no warrants were granted.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.     COMMITMENTS AND CONTINGENCIES

          Operating Leases - The Company leases its office facilities and certain equipment under operating lease agreements expiring at various dates through 2007.  The Company’s future minimum rental payments are as follows:

(Amounts in thousands)

2003	$3,528
2004	2,860
2005	2,739
2006	903
2007	126

$10,156

          Rental expense under operating leases was $5.2 million, $5.7 million and $2.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

          Lease Obligations - The Company leases certain equipment under capital leases.  The following is a schedule of future minimum lease payments under the leases together with the present value of the net minimum lease payments as of December 31, 2002 and the fiscal years thereafter:

(Amounts in thousands)

2003	$448

Total minimum lease payments	448
Less amount representing interest	11

Present value of minimum lease payments	437
Less current portion of lease obligations	437

Long-term portion of lease obligations	$—

          Software and Equipment Financing – During 2002 and 2001, the Company obtained vendor financing for software and equipment purchases in the amount of $7.2 million and $2.4 million, respectively.  The underlying assets collateralize the vendor financing.  The aggregate maturities of these financings for each of the years subsequent to December 31, 2002 are as follows:

(Amounts in thousands)

2003	$4,329
2004	3,208
2005	1,081

Total software and equipment financing	8,618
Less current portion	4,329

Long-term software and equipment financing	$4,289

          Credit Facility - During April 2002, the Company entered into an unsecured $6.0 million credit facility.  All amounts drawn down under this facility must be used for the purchase of capital assets.  The amount drawn down under the facility from May 2002 through October 2002 was converted into a 30-month term loan (referred to as Tranche A) and the interest rate was fixed at 150 basis points above the three year Treasury Note or, 4.0 percent per annum.  The amount drawn down under the facility from November 2002 through April 2003 will also be converted into a 30-month term loan (referred to as Tranche B) and the interest rate will be fixed at 150 basis points above the three year Treasury Note at the time such amount is converted into a term loan.  During each six-month draw down period, only monthly interest payments are due.  During this period, interest is calculated at the London Interbank Offered Rate (“LIBOR”) plus 150 basis points.  The agreement required that the Company maintain (i) a liabilities to tangible net worth ratio of .50 to 1, (ii) a minimum cash balance of $50 million and (iii) at least $12 million invested at the financial institution.   During December 2002 the Company amended this facility to eliminate these covenants, remove the draw down ability for Tranche B and to cash secure the outstanding balance under Tranche A.  The cash collateral is equal to 110% of the amount outstanding under the facility.  No further amounts will be borrowed under this facility.

          As of December 31, 2002, cash equivalents of $3.1 million is considered restricted and is held as collateral pursuant to the amended credit facility and $2.8 million was outstanding under Tranche A described above, of which $1.2 million, plus interest, is due within the next 12 months.

          Supply Agreement - The Company purchases silicon wafer material and engineering services from a shareholder under the terms of a Supply Agreement, which was executed during 1997 (and amended in 1999) in connection with a Share Purchase Agreement with the shareholder.  Under the terms of the Supply Agreement, as amended, which expired in December 2002, the Company is obligated to purchase certain minimum quantities of wafer material at various fixed prices.  The Company has not met all such commitments as of December 31, 2002 and has recorded a liability of $0.8 million for the remaining estimated commitment under this agreement.  The Company purchased less than $0.1 million, $9.5 million and $9.8 million of materials and engineering services from the shareholder during the years ended December 31, 2002, 2001 and 2000, respectively.

          Legal - The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions.  The Company believes that an ultimate liability arising from these actions will not have a material adverse effect on its financial position, results of operations or cash flows.

          Retention Contracts – During 2002, the Company entered into retention contracts with six key employees.  The contracts provide that the employees will receive the remaining unpaid balance of their 2003 base annual salary upon the occurrence of any of the following: (i) the employee is terminated for a reason other than cause, (ii) the Company experiences a change in control, liquidation or dissolution or (iii) the Company’s current Chief Executive Officer is replaced.  During January 2003, the Company entered into identical

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

contracts with two additional employees.  The total 2003 base salaries for these eight employees is $1.1 million.

9.      FINANCIAL INSTRUMENTS

          The Company is exposed to market risk from changes in foreign currency exchange rates associated with forecasted foreign currency-denominated expenses.  The Company uses foreign currency forward contracts designated as cash flow hedges to hedge this exposure and the fair value changes of the forward contracts related to the effective portion of the hedges are initially recorded as a component of other comprehensive income.  The Company utilizes these foreign currency forward contracts to hedge its variability in U.S. dollar cash flows associated with probable forecasted foreign inter-company Euro denominated expenses because the Company reimburses its German subsidiary for such expenses.  At December 31, 2002, the Company did not have any outstanding foreign currency forward contracts.  All contracts are entered into with a major financial institution.  The risk associated with these transactions is the cost of replacing these agreements, at current market rates, in the event of default by the counterparty. The Company believes the risk of incurring such losses is remote.  The Company does not hold financial instruments for trading or speculative purposes.

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

Cash, cash equivalents, restricted cash and short-term investments – All investments are considered available-for-sale and the carrying amount approximates fair value because of the short-term maturity of these instruments.

Long-term investments – It is not practicable to estimate the fair value of the Company’s long-term investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

Software and equipment financing – The fair values of the Company’s vendor financings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Foreign currency forward contracts – The fair values of these financial instruments represents the amount at which the contracts could be settled based on quotes provided by the counterparty.

          The carrying amounts and estimated fair values of financial instruments at December 31, 2002 and 2001 are as follows:

	Year Ended December 31,

	2002		2001

(Amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash, cash equivalents, restricted cash and short-term investments	$50,692	$50,692	$92,682	$92,682
Software and equipment financing	(8,618)	(8,713)	(3,447)	(3,687)
Foreign currency forward contracts	—	—	(1,940)	(1,940)

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          10.     INCOME TAXES

          The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,

(Amounts in thousands)	2002	2001	2000

Current:
State	$178	$1,678	$847
Federal	(13,355)	9,205	2,808
Foreign	(293)	603	325

Total current	(13,470)	11,486	3,980

Deferred benefit	(26,305)	(18,328)	(7,021)
Valuation allowance	52,965	(2,604)	1,293

Total	$13,190	$(9,446)	$(1,748)

          The effective income tax rate differs from the Federal statutory income tax rate applied to loss before income taxes due to the following:

	Year Ended December 31,

	2002	2001	2000

Federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes net of Federal benefit	3.2	(3.3)	(8.6)
Meals and entertainment	—	0.2	0.4
Effect of foreign income tax, net	0.5	1.5	(4.0)
Research and development tax credits	—	—	(3.8)
Valuation allowance	46.0	(12.1)	24.5
Other	(0.5)	5.4	(5.5)

Total	14.2%	(43.3)%	(32.0)%

          The components of net deferred income taxes consist of the following:

	December 31,

(Amounts in thousands)	2002	2001

Current deferred income tax assets:
Accounts receivable allowances	$146	$290
Accrued expenses	1,771	277
Inventory	6,586	3,234
Warrant expense	69	69
Valuation allowance	(8,572)	—

Total current deferred income tax assets	—	3,870

Non-current deferred income tax assets:
Net operating loss carryforwards	35,244	14,961
Tax credit carryforwards	1,316	232
Fixed assets	1,692	590
Deferred stock compensation	3,400	6,773
Investments	2,009	—
Other	732	234
Valuation allowance	(44,393)	—

Total non-current deferred income tax assets	—	22,790

Net deferred income tax assets	$—	$26,660

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          The Company has $79.1 million and $127.1 million of Federal and state, respectively, net operating loss carryforwards available to offset future taxable income.  These net operating loss carryforwards expire in 2022.  The current deferred tax asset is included in prepaid expenses and other current assets in the consolidated balance sheets.

          On a quarterly basis, the Company assesses the recoverability of its deferred tax assets by reviewing a number of factors, including operating trends, the scheduled reversal of deferred tax liabilities and future projections of taxable income, to determine whether a valuation allowance is required to reduce such deferred tax assets to an amount that is more likely than not to be realized.  The Company considered the following factors that occurred during 2002 in assessing the recoverability of its deferred tax assets: (i) further announced reductions in 2002 capital spending by the major telecommunication service providers and industry analysts forecasting a further reduction in capital spending in 2003, (ii) significant workforce reductions within the telecommunications and related industries, (iii) continued poor visibility of customer orders, (iv) a depressed capital market which makes obtaining new capital difficult and (v) a lower than expected demand for 10 gigabit products.

          Based on the revised projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets.  Accordingly, during 2002, the Company recorded a valuation allowance equal to its deferred tax assets.  As a result of recording the valuation allowance, $12.2 million was charged against additional paid-in capital.  The $12.2 million charge represents deferred tax assets that were originally recorded as a credit to additional paid-in capital as a result of employee stock option and warrant exercises.

          There were no undistributed earnings of the Company’s foreign subsidiaries at December 31, 2002.

11.     RELATED PARTY TRANSACTIONS

          ASIP – In July 2000, the Company entered into a stock purchase and option agreement with ASIP, an optical device start-up entity, pursuant to which the Company purchased 1,666,667 shares of ASIP’s Series A voting and convertible preferred stock at an aggregate purchase price of $0.8 million which represented approximately 18% of ASIP’s outstanding voting stock.  The Company was also granted an option to purchase, and the Company granted ASIP an option to require the Company to purchase upon the attainment of certain performance goals, 833,333 shares of ASIP’s Series B voting and convertible preferred stock at an aggregate purchase price of $1.7 million.  In conjunction with this purchase, the Company received this option for no additional cost.  Accordingly, such option is being carried at its historical cost since ASIP is not a public entity.  The other investors in these transactions are also investors in the Company.

          During January 2001, the Company exercised its option and purchased 833,333 shares of Series B voting and convertible preferred stock for $1.7 million.  After this additional purchase, the Company owns approximately 21% of ASIP’s outstanding voting stock and began accounting for this investment under the equity method of accounting.  ASIP’s 2000 results of operations were not material.  Upon conversion to the equity method of accounting, the carrying amount of the ASIP investment included goodwill of $0.9 million that was being amortized over five years.  Amortization of goodwill ceased effective January 1, 2002 upon the adoption of SFAS No. 142.  As discussed in Note 5, the Company recorded a $1.1 million impairment charge against its investment and related goodwill in ASIP.  Subsequent to writing down these amounts during September 2002, the Company discontinued recognizing its equity in ASIP’s losses since the Company’s net investment in ASIP was zero.  Goodwill amortization and the Company’s equity in ASIP’s losses are included in other income in the accompanying consolidated statements of operations.

          During April 2001, the Company guaranteed a facility lease for ASIP.  The guarantee is through December 31, 2005 provided that ASIP continues to meet all terms and conditions of the lease.  The total remaining lease payments to be made by ASIP during the guarantee period are $1.0 million.

          One of the Company’s directors is a founder and director of ASIP.  Additionally, the Company’s President and Chief Executive

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Officer, and two of its directors, are each directors of ASIP.

          In May 2001, the Company entered into a development and license agreement with ASIP, pursuant to which ASIP will design, develop and prototype certain optical components, and the Company will reimburse ASIP a maximum of $2.5 million of its development expenses and consign up to $3.5 million of equipment to ASIP, which ASIP will later have the option to purchase at its then-depreciated value.  The agreement also provides that the Company will enter into a supply agreement with ASIP upon ASIP’s successful completion and delivery of the component prototypes.  As discussed in Note 5, the Company recorded a $2.4 million impairment charge against the consigned equipment at ASIP.  During 2002 and 2001, the Company incurred research and development expenses of $1.2 million and $0.6 million, respectively, under this agreement.  At December 31, 2002, the Company has $0.5 million included in accounts payable or accrued expenses for research and development services performed by ASIP.  The Company has expended $2.2 million and has liabilities of $0.7 million for capital equipment under this agreement.

          IPAG - In July 2001, the Company entered into an investment agreement with the shareholders of Innovative Processing AG (“IPAG”), an optical components company located in Germany, pursuant to which the Company purchased 26,230 shares, or approximately 18%, of IPAG’s ordinary shares for an aggregate purchase price of $0.3 million.  The Company’s Executive Vice President and Co-Chairman is a member of the Board of Supervisors of IPAG, and, in connection with his service on the board, this officer owns 2,500 of IPAG’s ordinary shares.  In addition, this officer owns a 12.5% interest in AGITE! S.p.A. (“AGITE!”), an investment fund that has also invested in IPAG, and acts as a managing partner of AGITE!.  AGITE! also purchased 24,770 shares of IPAG’s ordinary shares at the same price per share as the Company.  As discussed below, this officer resigned from the Company effective December 31, 2002.

          In September 2001, the Company entered into a development and license agreement with IPAG pursuant to which IPAG will design, develop and prototype certain optical components, and the Company will reimburse IPAG a maximum of $0.8 million of its development expenses and consign up to approximately $0.5 million of equipment to IPAG, which IPAG will later have the option to purchase at its then-depreciated value.  The agreement also provides that the Company will enter into a supply agreement with IPAG upon IPAG’s successful completion and delivery of the component prototypes.  During 2002 and 2001, the Company incurred research and development expenses of $0.2 million and $0.6 million, respectively, and cumulatively, has expended less than $0.1 million for capital items under this agreement.  The capital items were purchased by IPAG for less than $0.1 million during 2002.  The Company also leases equipment under an operating lease that is solely being used by IPAG.  IPAG reimburses the Company on a monthly basis for the lease payments.  The total remaining payments under this operating lease through the end of the lease term in June 2004 is approximately $0.2 million.

          Internet Machines - In October 2000, the Company entered into a stock purchase agreement with IMC , a privately-held optical device company, pursuant to which it purchased 320,671 shares of IMC Series B voting and convertible preferred stock at an aggregate purchase price of $1.6 million.  The Company’s purchase represents less than 1% of IMC’s outstanding voting stock.  As discussed in Note 5, the Company recorded a $1.4 million impairment charge against this investment.  The Company’s President and Chief Executive Officer, and one of its directors, are each directors of IMC.

          Shareholder loan - In January 2002, the Company entered into a full-recourse promissory note with its Executive Vice President and Co-Chairman, to assist the officer with the purchase of a new home upon his transfer from the Company’s European headquarters in Germany to its California facility. The note is for $0.5 million, bears interest at 5.5% per annum and is due in January 2007 (including all accrued and unpaid interest). The note is secured by a portion of the officer’s Class B common stock pursuant to a pledge agreement between the Company and the officer and is payable upon the earlier of the stated due date or 30 days after the officer’s employment with the Company ceases.  On August 8, 2002, the Company announced that the officer would depart from the Company on December 31, 2002, which will result in the note and related accrued interest becoming payable on or before January 30, 2003.  In October 2002, the Company entered into a separation agreement with this officer.  The significant terms of the separation agreement include (i) a $125,000 separation payment, (ii) the immediate vesting of 140,000 of the officer’s remaining unvested stock options and the extension of the exercise period to 18 months for all vested options for a total of 580,000 vested options, (iii) the payment of COBRA benefits for up to six months, (iv) the reimbursement of up to $50,000 for brokerage commissions paid (to be reduced dollar-for-dollar by the amount which the net proceeds (as defined) of the sale exceeds original purchase price of the residence) by the officer in connection with a closing on or before December 31, 2002 of the sale of his California residence and (v) the reimbursement of up to $25,000 for relocation expenses incurred in moving from the United States to Germany.  During December 2002, the officer fully paid all outstanding principal and interest due under the promissory note and the Company paid severance and adjusted the officer’s options according to the separation agreement.

          Line of credit from shareholder - The Company had a line of credit facility from a shareholder that provided for borrowings up to $2.0 million.  The credit facility was provided to the Company pursuant to a Share Purchase Agreement executed in 1997.  In connection with the Share Purchase Agreement, the Company’s then existing shareholders granted to the party providing the credit facility a share purchase option, which expired on October 31, 1998.  Outstanding borrowings under the credit facility accrued interest at 6.0%, compounded semiannually, through expiration of the share purchase option on October 31, 1998, upon which date the interest rate converted to a certain bank’s prime rate plus 2.0% (10.5 percent).  Borrowings under the credit facility were not guaranteed or collateralized.  In connection with the Series B convertible preferred stock offering discussed in Note 6, $2.4 million of principal and

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

interest outstanding under this credit facility as of such offering was forgiven by the shareholder as partial payment for the shareholder’s Series B convertible preferred stock.

          Other - The Company purchases certain products from some of its equity holders such as IBM and TRW.  During 2002, 2001, and 2000, purchases from such parties were $1.6 million, $13.9 million and $10.7 million, respectively.  At December 31, 2002 and 2001, accounts payable to these parties were $1.0 million and  $1.2 million, respectively.

          The above investments are included in other assets in the accompanying consolidated balance sheets.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.     GEOGRAPHIC INFORMATION

          Revenues to geographic locations are as follows:

(Amounts in thousands)	2002	2001	2000

North America	$15,073	$98,719	$53,260
Europe	2,973	31,578	19,356
Asia	221	171	105

Total	$18,267	$130,468	$72,721

          Revenues to certain geographic locations within Europe are as follows:

Italy	$	*	$		*	$7,751

France	$	*		$14,760		$9,129

          *  Country’s revenues represent less than 10% of total revenue in the respective period.

          Substantially all identifiable assets are located in North America.

13.     EMPLOYEE BENEFIT PLAN

          The Company has a 401(k) defined contribution plan, in which all of its U.S. employees may participate.  Plan participants contribute up to 15% of their eligible compensation to the plan, subject to the statutorily prescribed annual limit.  The Company intends the plan to qualify under Section 401(k) of the Internal Revenue Code so that contributions by employees to the plan, and income earned, if any, on plan contributions, are not taxable to employees until withdrawn from the plan.  From the plan’s inception through March 31, 2000, the Company made matching contributions on behalf of the plan participants at the rate of 25% of participant contributions up to 6% of compensation.  The plan was amended on April 1, 2000 for a change in the matching contribution rate to 50% of participant contributions up to 6% of compensation.  During each 2002 and 2001, the Company made matching contributions of  $0.5 million and made $0.2 million during 2000.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.     QUARTERLY INFORMATION (UNAUDITED)

          The following is a summary of certain unaudited quarterly financial information:

(Amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002
Net Revenues	$10,091	$4,959	$1,771	$1,446
Gross profit (loss)	4,082	(3,815)	(625)	130
Inventory write down and related charges	—	5,307	—	440
Manufacturing fixed asset impairment	—	1,051	—	—
Deferred stock compensation	2,777	2,825	5,311	1,801
Investment impairments and related charges	—	—	4,906	—
Corporate realignment	—	—	12,255	(1,277)
Net loss	(10,491)	(44,020)	(39,270)	(12,466)
Net loss per share – basic and diluted	$(1.48)	$(6.04)	$(5.18)	$(1.68)

2001
Net Revenues	$31,068	$35,103	$37,603	$26,694
Gross Profit	14,347	21,937	23,690	11,081
Inventory write down and related charges	4,895	—	—	3,893
Deferred stock compensation	3,057	2,748	2,981	3,160
Net income (loss)	(4,451)	(853)	1,375	(8,435)
Net income (loss) per share – basic	$(1.49)	$(0.25)	$0.20	$(1.23)
Net income (loss) per share – diluted	$(1.49)	$(0.25)	$0.15	$(1.23)

*****

	Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions/ Write-offs	Balance at End of Period

Year Ended December 31, 2002:
Allowance for doubtful accounts	$709,370	$(191,000)	$—	$162,707	$355,663
Reserve for excess and obsolete inventory	10,719,207	9,177,750	—	3,284,975	16,611,982

	$11,428,577	$8,986,750	$—	$3,447,682	$16,967,645

Year Ended December 31, 2001:
Allowance for doubtful accounts	$132,570	$749,833	$—	$173,033	$709,370
Reserve for excess and obsolete inventory	3,616,646	9,042,730	—	1,940,169	10,719,207

	$3,749,216	$9,792,563	$—	$2,113,202	$11,428,577

Year Ended December 31, 2000:
Allowance for doubtful accounts	$51,000	$81,570	$—	$—	$132,570
Reserve for excess and obsolete inventory	—	3,616,646	—	—	3,616,646

	$51,000	$3,698,216	$—	$—	$3,749,216

Exhibit Index

Exhibit Number	Description

3.1*	Amended and Restated Articles of Incorporation, as amended
3.2	Amendment to Articles of Incorporation dated September 6, 2002
3.3**	Amended and Restated Bylaws
4.1*	Specimen Class A Common Stock certificate
9.1*	Amended and Restated Voting Trust Agreement dated March 8, 1999
10.1*	Form of Indemnification Agreement entered into by the Registrant and each of its directors and officers
10.2*	1998 Stock Option Plan, as amended
10.3*	1999 Stock Option Plan, as amended
10.4*	2000 Stock Incentive Plan, as amended
10.5*	2000 Employee Stock Purchase Plan, as amended
10.6*	Amended and Restated Investors Rights Agreement, dated March 31, 2000, among the Registrant and the shareholders named therein, as amended
10.7*	Lease dated March 10, 1999, between the Registrant and Spieker Properties, L.P., as amended
10.8*	Facilities Use Agreement dated April 5, 1999, between the Registrant and TRW, Inc.
10.9*	Sublease Agreement dated August 1999, between the Registrant and IMS Health Incorporated
10.10*	Lease Agreement dated November 18, 1999, between the Registrant and First Industrial, LP
10.11*	Master Lease Agreement dated September 14, 1999, between the Registrant and Imperial Bank Equipment Leasing, a Division of Imperial Bank
10.12*+	Supply Agreement dated June 29, 1997, between the Registrant and TRW, Inc., as amended
10.13*+	Semiconductor Development Agreement dated May 18, 2000, between the Registrant and International Business Machines Corporation
10.14*+	Joint Development Agreement effective as of May 18, 2000, between the Registrant and International Business Machines
10.15*+	Development Agreement dated September 1, 1999, by and between the Registrant and Tyco Submarine Systems Ltd.
10.16*	Second Amendment to Lease dated October 12, 2000 by and between the Registrant and Spieker Properties L.P
10.17*+	Development and License Agreement dated as of May 25, 2001, by and between the Registrant and ASIP, Inc.
10.18***	Separation Agreement and General Release dated as of October 30, 2002 between the Registrant and Jens Albers
21.1*	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Accountants
99.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-47376).
**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-47376).
***	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant for the period ended September 30, 2002.
+	Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit pursuant to Rule 406.