Form 10-Q
period 2003-03-31
MULTILINK TECHNOLOGY CORP
filed 2003-05-14
CIK 1114068

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

               As of May  12 , 2003, the number of shares of the Registrant’s common stock, $0.0001 par value per share, issued and outstanding, were: 5,090,609 shares of Class A Common Stock and 2,600,000 shares of Class B Common Stock.

MULTILINK TECHNOLOGY CORPORATION

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for per share amounts)
(unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$30,362	$32,669
Restricted cash	1,307	1,307
Short term investments	5,875	14,973
Accounts receivable, net	432	960
Inventories	2,397	2,189
Prepaid expenses and other current assets	1,370	2,713

Total current assets	41,743	54,811

Property and equipment, net	17,518	19,972
Other assets (including restricted cash of $1,416 and $1,743 at March 31, 2003 and December 31, 2002, respectively)	2,253	3,070

Total assets	$61,514	$77,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,009	$4,522
Accrued expenses	12,320	14,840
Accrued warranty costs	91	183
Software and equipment financing—current portion	3,601	4,329
Lease obligations—current portion	44	437
Income taxes payable	401	332

Total current liabilities	20,466	24,643

Software and equipment financing—net of current portion	3,513	4,289

Commitments and contingencies
Shareholders’ equity:
Common stock, $.0001 par value:
Class A	—	—
Class B	—	—
Additional paid-in-capital	182,167	182,283
Deferred stock compensation	(1,276)	(2,268)
Accumulated deficit	(143,293)	(131,098)
Accumulated other comprehensive (loss) income	55	122
Treasury stock, at cost	(118)	(118)

Total shareholders’ equity	37,535	48,921

Total liabilities and shareholders’ equity	$61,514	$77,853

See accompanying notes to condensed consolidated financial statements.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Total revenues	$959	$10,091
Cost of revenues
Product	1,096	5,445
Deferred stock compensation	48	564

Total cost of revenues	1,144	6,009

Gross (loss) profit	(185)	4,082

Operating expenses:
Research and development, excluding deferred stock compensation	7,339	12,789
Sales and marketing, excluding deferred stock compensation	1,839	3,932
General and administrative, excluding deferred stock compensation	1,689	2,398
Deferred stock compensation	701	2,213
Investment impairments and related charges	343	—
Corporate realignment	189	—

Total operating expenses	12,100	21,332

Operating loss	(12,285)	(17,250)
Other income and expenses:
Interest expense	(105)	(88)
Other income, net (including zero and $57 of equity losses in affiliate during the three months ended March 31, 2003 and 2002, respectively)	209	479

Loss before provision (benefit) for income taxes	(12,181)	(16,859)
Provision (benefit) for income taxes	14	(6,368)

Net loss	$(12,195)	$(10,491)

Net loss per share, basic and diluted	$(1.62)	$(1.48)

Weighted average shares of common stock, basic and diluted	7,512	7,070

The composition of the amortization of deferred stock compensation is as follows:
Research and development	$488	$1,363
Sales and marketing	—	271
General and administrative	213	579

Total	$701	$2,213

See accompanying notes to condensed consolidated financial statements.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(12,195)	$(10,491)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization.	2,149	2,942
Deferred stock compensation	749	2,777
Investment impairments and related charges	343	—
Corporate realignment	189	—
Deferred income taxes	—	(6,404)
Equity losses in affiliate	—	57
Loss on disposal of assets	32	—
Changes in working capital items, net	(1,579)	11,152
Other	147	199

Net cash provided by (used in) operating activities	(10,165)	232

Cash flows from investing activities:
Purchases of property and equipment	(88)	(1,103)
Proceeds from sales of fixed assets	223	—
Proceeds from sales of marketable securities	9,060	10,332
Purchases of marketable securities	—	(21,102)

Net cash provided by (used in) investing activities	9,195	(11,873)

Cash flows from financing activities:
Proceeds from stock option exercises	125	1,076
Payments on lease obligations and software and equipment financing	(1,849)	(1,064)
Decrease in restricted cash	327	—
Shareholder loan	—	(483)

Net cash provided by (used in) financing activities	(1,397)	(471)

Effect of exchange rate changes on cash	60	8

Net decrease in cash and cash equivalents	(2,307)	(12,104)
Cash and cash equivalents, beginning of period	32,669	49,779

Cash and cash equivalents, end of period	$30,362	$37,675

Supplemental disclosures of cash flow information—Cash paid (received) during the period for:
Income taxes	$—	$—
Interest	$105	$88

See accompanying notes to condensed consolidated financial statements.

MULTILINK TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

               The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments consisting of normal recurring items considered necessary for the fair presentation have been included.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

               The financial statements included herein have been prepared with the understanding that the users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

               Management’s Plans – The Company operates in the semiconductor industry, which is cyclical and subject to rapid technological change and evolving industry standards. The semiconductor industry is currently experiencing a significant downturn. This downturn is characterized by diminished product demand, excess customer inventories and excess production capacity. These factors have caused a substantial decrease in the Company’s revenues and in its results of operations. For example, during the three months ended March 31, 2003 the Company reported a net loss of $12.2 million and, as compared to December 31, 2002, reported a net reduction in cash, cash equivalents and short-term investments of $11.4 million and a reduction in shareholders’ equity of $11.4 million.  At March 31, 2003, the Company has cash, cash equivalents and short-term investments of $36.2 million and working capital of $21.3 million.  For the year ended December 31, 2002, the Company reported a net loss of $106.2 million and at December 31, 2002, reported cash, cash equivalents and short-term investments of $47.6 million and working capital of $30.2 million.  The current downturn and future downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry to recover from the current downturn will seriously impact the Company’s revenue and harm its business, financial condition, results of operations and cash flows.  The Company will continue to experience losses and use its cash, cash equivalents and short-term investments if it does not receive sufficient product orders and its costs are not controlled.  The Company will continue to: (i) focus on cash preservation and expense reductions, (ii) attempt to expand market share with existing and new products by focusing on its strength in mixed signal and digital signal processing technology, (iii) rationalize research and development spending on projects that will be accretive to revenues in the near term and (iv) secure system design wins with Tier I and emerging communication equipment and optical module manufacturers.

               As a result of the continuing significant economic slowdown and the related uncertainties in the technology sector and semiconductor industry, the Company initiated a corporate realignment plan during the third quarter of 2002.  The plan included workforce reductions of approximately 150 employees, the consolidation of facilities through closure of certain locations, a reduction in the level of activity at other locations and asset impairment charges.  The Company recorded a charge during 2002 of $11.0 million associated with this realignment plan (see Note 2).   The realignment plan will significantly reduce expenses and cash usage while permitting its crucial personnel to focus on key business strategies such as expanding market share and securing design wins.  Excluding the $4.9 million of cash necessary to execute the realignment plan, the Company estimates that such plan, combined with its other cost savings initiatives, will provide annual cash savings of approximately $35.0 million.

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

MULTILINK TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            The Company’s decrease in revenues continues to reflect the limited demand for optical equipment in its end markets and the additional reductions in carrier spending during 2002 and 2003.  The Company’s business prospects depend substantially on the continued build-out of the communications infrastructure.  Almost all telecommunication service providers have curtailed the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for the Company’s products by communications equipment manufacturers.  This slowdown has caused the Company’s  revenues and backlog to decline substantially.  The Company’s revenues declined in each quarter of 2002, compared to the comparable periods in 2001, and further declined in the first quarter of 2003 as compared with the fourth quarter of 2002.  Because of general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for the Company to predict the purchasing activities of its customers.  The Company’s success in emerging from this prolonged downturn requires that the Company significantly reduce its cost structure to preserve cash and enhance its ability to invest in opportunities that expand market share and grow revenues in new markets.  The Company will continue to focus on its strength in mixed-signal and digital signal processing technology and will expand into new markets based upon this strength.  The Company has continued to secure design wins with Tier I and emerging communication equipment and optical module manufacturers in North America, Europe and Asia Pacific regions.  The Company’s exclusive focus is now on building discrete components for communication equipment and optical module manufacturers.  By focusing on components, the Company ensures that its customers will have access to the best component technology and will avoid competing with its transceiver and transponder customers.

               Exclusive of obtaining any new capital or material increases in revenues, the Company believes that if it executes on the items discussed above, it has sufficient cash, cash equivalents and short-term investments for at least the next fifteen months.  The fifteen months assumes that the Company can execute on the items discussed above and that revenues meet the Company’s forecast.  If the Company cannot satisfactorily execute on the above items or if 2003 revenues are lower than the Company expects, the Company will be required to make further headcount and expense reductions which may limit certain operational abilities including, but not limited to, making new product introductions in a timely manner, obtaining design wins, procuring required raw materials and meeting customer shipping schedules.  If the Company is able to obtain new capital and/or revenues grow greater than expected, the Company’s liquidity will exceed fifteen months.  Based upon the Company’s cost reduction efforts, revenues of less than $10 million per quarter will be cash neutral to the Company and any revenues in excess of this amount will generate positive cash flows from operations.

               Derivative Financial Instruments – During the three months ended March 31, 2003, the Company did not utilize any derivative financial instruments. During the three months ended March 31, 2002, the Company used foreign currency forward contracts designated as cash flow hedges to hedge the Company’s exposure to market risk from changes in foreign currency exchange rates associated with forecasted foreign currency-denominated expenses. The fair value changes of the forward contracts related to the effective portion of the hedges are initially recorded as a component of other comprehensive income. The Company is exposed to market risk from changes in foreign currency exchange rates associated with forecasted foreign currency-denominated expenses. The Company utilized these foreign currency forward contracts to hedge its variability in U.S. dollar cash flows associated with probable forecasted foreign inter-company Euro denominated expenses because the Company reimburses its German subsidiary for such expenses. Unrealized and realized gains and losses on cash flow hedges accumulate in other comprehensive income and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Gains and losses on derivatives that are terminated prior to their maturity are also reclassified into earnings when the underlying hedged items impact earnings, unless it is no longer probable that the hedged forecasted transaction will occur, whereby such gains and losses are recognized immediately in earnings.  For the three months ended March 31, 2002, hedge ineffectiveness associated with instruments designated as cash flow hedges was not significant. For the three months ended March 31, 2002, net losses of less than $0.1 million were reclassified into earnings as an adjustment to research and development expense. These net losses were offset by gains and losses on the transactions being hedged. At March 31, 2002, less than $0.1 million of net derivative gains/losses included in accumulated other comprehensive income will be reclassified into earnings within twelve months from that date. The unrealized amounts in accumulated other comprehensive income will fluctuate based on changes in fair value of open contracts at each reporting period. At March 31, 2002, the Company’s liability of less than $0.1 million relating to these forward contracts is included in accrued expenses in the accompanying condensed consolidated balance sheet.

MULTILINK TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               Equity-Based Compensation – The Company has two stock-based employee compensation plans.  The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price.  The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, and Emerging Issues Task Force Consensus on Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  The Company is amortizing deferred stock compensation using the graded vesting method, in accordance with Financial Accounting Standards Board Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (An Interpretation of APB Opinions No. 15 and 25)”, over the vesting period of each respective option, which is generally four years.

               In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

               The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,

(Amounts in thousands)	2003	2002

Net loss, as reported	$(12,195)	$(10,491)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	749	2,777
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,405)	(1,970)

Pro forma net loss	$(12,851)	$(9,684)

Net loss per share:
As reported: Basic and diluted	$(1.62)	$(1.48)

Pro forma: Basic and diluted	$(1.71)	$(1.37)

               Reverse Split - On September 6, 2002, the Company’s board of directors approved a one-for-ten reverse stock split.  The Company’s consolidated financial statements have been retroactively adjusted to show the effect of this stock split for all periods presented.

               Reclassifications - Certain prior year amounts have been reclassified in order to conform to the current year presentation.

MULTILINK TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.      CORPORATE REALIGNMENT

               During 2002, the Company commenced a corporate realignment program (the “Realignment Plan”) to create a more efficient cost structure and realign its business to reflect the current telecommunication market environment which will permit the Company to focus its personnel on its key business strategies.  The major initiatives of the Realignment Plan include a reduction of 40 to 45 percent in the Company’s worldwide headcount and the consolidation of facilities through the closure of certain locations and the reduction in the level of activity at other locations.

               The components of the realignment reserves and movements within these components during 2003 were as follows:

(Amounts in thousands)	Severance and Termination Benefits	Lease and Contract Termination Costs	Other Costs	Total

Balance at December 31, 2002	$883	$2,514	$140	$3,537
2003 payments	(488)	(421)	(16)	(925)
First quarter 2003 provision	111	41	—	152

Total realignment liabilities	$506	$2,134	$124	$2,764

               Cash payments are expected to be $1.6 million for the remainder of 2003, less than $0.6 million in 2004 and $0.7 million thereafter.

3.     INVESTMENT IMPAIRMENTS AND RELATED CHARGES

               The Company recorded a $0.3 million impairment charge against its investment in Innovative Processing AG (“IPAG”).  The Company believes that the reduction in the value of the IPAG investment is other than temporary.  IPAG is an optical component start-up company and is subject to many of the same industry risks as the Company.

               In determining whether its investment in IPAG was impaired, the Company considered several factors such as, but not limited to, the reduction in market valuations for optical component companies, the continued reduction in spending by communications equipment manufacturers, the historical and forecasted operating results of IPAG and changes in technology.   Upon review of these and other qualitative and quantitative factors, the Company concluded that its investment in IPAG was impaired.

MULTILINK TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.     EARNINGS PER SHARE

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

	Three Months Ended March 31,

(Amounts in thousands)	2003		2002

Weighted average shares outstanding, basic	7,512		7,070
Dilutive shares issuable in connection with stock plans	458		1,490
Dilutive shares issuable in connection with warrants granted	.—		51
Conversion of preferred stock to common stock	—		—

Weighted average shares outstanding, diluted	7,970	*	8,611	*

* Since there was a loss attributable to common shareholders in these periods, the basic weighted average shares outstanding were used in calculating diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive.  During the three months ended March 31, 2003 and 2002, stock options and warrants totaling 1,651,202 and 1,288,581, respectively, were excluded from the computation of diluted shares outstanding due to their antidilutive effect.

5.      INVENTORIES

               Inventories consisted of the following:

(Amounts in thousands)	March 31, 2003	December 31, 2002

Finished goods	$1,074	$1,008
Work-in-progress	213	250
Raw materials	1,110	931

Total	$2,397	$2,189

6.     SEGMENT INFORMATION AND CONCENTRATION OF REVENUES

               Revenues to geographic locations are as follows:

	Three Months Ended March 31,

(Amounts in thousands)	2003	2002

North America	$646	$8,672
Europe	206	1,419
Asia	107	—

	$959	$10,091

Revenues to certain geographic locations within Europe and Asia are as follows:

Germany	15%	*

MULTILINK TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               The following is a summary of the percentage of revenues from major customers:

	Three Months Ended March 31,

	2003		2002

Alcatel		*	21%
TyCom		*	44%
Lucent	36%		16%

* Customer’s or country’s revenues represents less than 10% of total revenue in the respective period.

7.     COMPREHENSIVE LOSS

               The components of comprehensive loss, net of tax, are as follows:

(Amounts in thousands)	Three Months Ended March 31,

	2003	2002

Net loss	$(12,195)	$(10,491)
Change in net unrealized loss on available-for-sale investments	(37)	(101)
Cash flow hedge reclassification adjustments	—	17
Foreign currency translation adjustment	(30)	(39)

Comprehensive loss	$(12,262)	$(10,614)

8.     COMMITMENTS AND CONTINGENCIES

               The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that an ultimate liability arising from these actions will not have a material adverse effect on its financial position, results of operations or cash flows.

               In February 2003, the Company, its chief executive officer and its former chief financial officer were named as one of the issuer defendants in a class action stockholder complaint filed in the United States District Court for the Southern District of Florida, captioned Liu v. Credit Suisse First Boston Corporation (“CSFB”), et al., Case No. 03-20459. In the complaint, the plaintiffs allege that CSFB knowingly conspired with dozens of issuers, including the Company, to conduct initial public offerings based on misinformation about the issuers’ future prospects and the proper pricing of their shares, in violation of the anti-fraud provisions of section 10(b) of the Securities Exchange Act of 1934. The plaintiffs seek unspecified monetary damages and other relief. Neither the Company nor the named individuals have yet been served with the complaint. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

9.     RELATED PARTY TRANSACTIONS

               During the three months ended March 31, 2003, the Company paid $0.2 million to ASIP under an existing development agreement.  The Company did not make any purchases from TRW, but made $0.2 million of purchases from IBM. During the three months ended March 31, 2002, the Company paid $0.2 million and $0.4 million to IPAG and ASIP, respectively, under existing development agreements with these entities and made $0.3 million and $0.5 million of purchases from TRW and IBM, respectively.

               During May 2003, the Company and ASIP mutually terminated their development and license agreement.  Pursuant to the termination, in exchange for loaning ASIP $0.2 million pursuant to an unsecured convertible subordinated note and reducing the value for which equipment consigned to ASIP may be exchanged for equity in a future ASIP financing round, the parties agreed to terminate all remaining obligations under the development agreement, including all further obligations to pay development expenses and engage in development activities.  The note is automatically convertible into equity and the equipment may be converted into equity in a future ASIP equity financing round of at least $5.0 million.  Additionally, the equipment is now being leased to ASIP on a month-to-month basis.

10.     SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS

               During the three months ended March 31, 2002, the Company financed the acquisition of equipment or software in the amount of $7.5 million.

               During the three months ended March 31, 2002, the Company issued 114,000 shares of restricted Class A common stock, and recorded $2.5 million of deferred stock compensation, to its employees with vesting periods from 18 months to immediate vesting upon the attainment of certain performance criteria in 2002.  Also during the

MULTILINK TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

three months ended March 31, 2002, a shareholder converted 100,000 shares of the Company’s Class B common stock into the same number of shares of Class A common stock.

               Stock Option Exchange Offer – In June 2002, the Company initiated a voluntary stock option exchange program to its employees, officers and board members located in the United States and Europe. The program commenced on June 24, 2002, and as amended in July 2002, participants were able to tender for cancellation stock options to purchase the Company’s Class A common stock that had an exercise price equal to or greater than $13.50 per share for replacement options to purchase Class A common stock to be granted on a date which is at least six months plus one day from the date of cancellation of the tendered options.   The cancellation date was August 30, 2002.  Pursuant to the offer, the Company accepted for exchange and cancelled options to purchase an aggregate of 1,144,127 shares of the Company’s Class A common stock from 206 eligible participants representing 63% of the options subject to the offer.  On March 3, 2003, 718,530 replacement options were granted with an exercise price of $1.98, which was equal to the market price of the Company’s Class A common stock on such date. The remaining terms and conditions of the replacement options, including the vesting schedules, are substantially the same as the terms and conditions of the options cancelled.

11.      RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

               In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143, which is effective for the Company on January 1, 2003, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

OVERVIEW

               We design, develop and market advanced integrated circuits, modules and higher-level assemblies that enable next generation optical networking systems. We are expanding into the Access and Enterprise markets by leveraging our intellectual property portfolio of mixed-signal, analog and digital signal processing technologies. During the past two years, we have made significant research and development investments in developing mixed-signal products that utilize 0.13um CMOS technology. We recently announced products related to a new family of SerDes devices targeted at local area and storage area networks that can utilize our mixed-signal expertise.  We outsource substantially all of our semiconductor fabrication and focus our efforts on the design, development and marketing of our products.

               To date, we have generated a substantial portion of our revenues from a limited number of customers. Our top three customers for the three months ended March 31, 2003 were Lucent, ADVA and Cisco, representing 36%, 9% and 8% of our revenues, respectively. Our top three customers for the three months ended March 31, 2002 were TyCom, Alcatel and Lucent, representing 44%, 21% and 16% of our revenues, respectively.    During the year ended December 31, 2002, our top three customers were TyCom, Alcatel and Lucent, representing 25%, 19% and 10% of our revenues, and three other customers each accounted for greater than 5% of our revenues.

               A number of telecommunication service providers have curtailed the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for our products by communications equipment manufacturers, including these principal customers. Our revenues continued to decline in the first quarter of 2003 compared with the fourth quarter of 2002.  Due to general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future.

               During August 2002, we commenced a significant corporate realignment plan that included workforce reductions, the consolidation of facilities through closure of certain locations, a reduction in the level of activity at other locations and asset impairment charges.  Upon completion of the plan, attrition in the normal course of business and expected headcount reductions as a result of our continuing efforts to reduce expenses across all functions, we anticipate that our worldwide headcount will decrease to less than 100 people by June 30, 2003.  The headcount reduction portion of the plan was substantially completed by December 2002 and is expected to be fully completed by April 2003.  The headcount reductions have occurred at all of our locations in Europe, Israel and the United States.

               We focus our sales and marketing efforts on North American, European and Asian communications equipment manufacturers. During the three months ended March 31, 2003, we derived 67% of our total revenues from communications equipment manufacturers in North America compared with 86% during the comparable period in 2002.  We currently sell through our direct sales force in North America and Europe and through selected independent sales representatives in the United States, Germany, Italy, France, Israel, China, Korea and Japan.  International revenues are denominated in U.S. dollars, which reduces our exposure to foreign currency risks. We expect international revenues to continue to account for a significant percentage of total revenues.

               Revenues.  We recognize product revenues at the time of shipment. Our customers are not obligated by long-term contracts to purchase our products and can generally cancel or reschedule orders on short notice.  Our revenues substantially declined in 2002, compared to 2001.  In the ordinary course of business, we receive order cancellations and rescheduled shipments.  To the extent possible, we pursue order cancellation fees from our customers.  Depending upon the facts and circumstances surrounding these cancellation fees, the receipt of such fees may have an immediate impact on revenues in the period that such fees are collected or the fees may need to be deferred and then recognized as revenue over some future period.  We cannot ensure that we will be able to collect an order cancellation fee for each order cancelled and we cannot project how such fees will affect revenue.

               Cost of Revenues.  Cost of revenues consists of component and materials cost, direct labor, deferred stock compensation relating to manufacturing labor, manufacturing, overhead costs and estimated warranty costs. Cost of revenues also includes adjustments to write down inventory to its net realizable value resulting from such items as customer order cancellations and excess and obsolete inventory.  We outsource substantially all of the fabrication and assembly, and a portion of the testing, of our products. Accordingly, a significant portion of our cost of revenues consists of payments to our third-party manufacturers. If revenues increase, we believe favorable trends should occur in manufacturing costs due to our ability to absorb overhead costs over higher volumes. Nevertheless, there is a substantial fixed component to cost of revenues, and the decline in our revenues in 2003, compared to 2002, has materially adversely affected our gross margins.

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

               Deferred Stock Compensation.  In connection with stock option and restricted stock grants to our employees, officers and directors, we recorded deferred stock compensation. Deferred stock compensation represents the difference between the grant price and the fair value of the common stock underlying options and restricted stock granted during these periods. Deferred stock compensation is presented as a reduction of shareholders’ equity. We are amortizing our deferred stock compensation using the graded vesting method, in accordance with FASB Interpretation No. 28, over the vesting period of each respective option, generally three to four years.  Based on our balance of deferred stock compensation as of March 31, 2003, we estimate our amortization of deferred stock compensation for each of the periods below to be as follows:

Year Ending December 31,	Amount

(in thousands)
2003 (subsequent to March 31, 2003)	$879
2004	397

Total	$1,276

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

RESULTS OF OPERATIONS

               Revenues.   Revenues decreased to $1.0 million for the three months ended March 31, 2003, compared with $10.1 million for the three months ended March 31, 2002.  The decrease was due to a continuing dramatic decline in demand for products in our sector generally, resulting in reduced component purchases by communications equipment manufacturers.

               Gross Profit.   Cost of revenues, including less than $0.1 million of deferred stock compensation, decreased to $1.1 million for the three months ended March 31, 2003, compared with $6.0 million for the three months ended March 31, 2002. Gross profit as a percentage of revenues, or gross margin, decreased to a negative 19% for the three months ended March 31, 2003, compared with a positive 40% for the three months ended March 31, 2002. During the three months ended March 31, 2003, we accrued $0.2 million for the portion of a minimum purchase contract that we believe is in excess of our requirements.  Our lower sales volume and the accrual for this purchase contract were the most significant factors contributing to the gross margin reduction.  Gross margin for the three months ended March 31, 2002 is favorably impacted by the sale of inventory, with a cost of $0.5 million, that was previously written down to its net realizable value during the first quarter of 2001.  Gross margins were increased to 40% from 37% from the sale of this previously written down inventory.  The inventory was written down during the first quarter of 2001 based upon information from the sole customer of the product that they were moving from GaAs to SiGe technology.  The customer’s transition from GaAs to SiGe was delayed.    We do not expect any material orders for this product during 2003; however, we will continue to disclose the effect of such sales on gross margin.

               Research and Development.   Research and development expenses, excluding deferred stock compensation, decreased to $7.3 million for the three months ended March 31, 2003, compared with $12.8 million for the three months ended March 31, 2002. As a percentage of revenues, research and development expenses increased to 765% for the three months ended March 31, 2003, compared with 127% for the three months March 31, 2002.  The increase as a percent of revenues was due to the reduction in revenues discussed above.  The decrease in absolute dollars is the result of our focused spending on projects that we believe will be accretive to revenues in the near term, our Company-wide expense reduction programs and our corporate realignment program.  Despite the reduction in communications equipment manufacturer spending, we will continue to strategically invest in research and development and seek to build relationships with a global customer base of communications equipment manufacturers.   We are targeting investments in research and development on expanding our addressable markets to include Metro/Access and Enterprise applications.  Our research and development spending will be reduced if forecasted 2003 revenues do not meet our expectations.

               During the three months ended March 31, 2003, stock based compensation expense associated with research and development decreased to $0.5 million as compared with $1.4 million during the three months ended March 31, 2002.  The decrease is due to headcount reductions as a result of our corporate realignment plan and the acceleration of stock based compensation expense during the three months ended September 30, 2002 in connection with our stock option exchange program.  As a result of our stock option exchange program, there is less deferred stock compensation that remains to be amortized into the consolidated statement of operations.

               Sales and Marketing.   Sales and marketing expenses, excluding deferred stock compensation, decreased to $1.8 million for the three months ended March 31, 2003, compared with $3.9 million for the three months ended March 31, 2002. As a percentage of revenues, sales and marketing expenses increased to 192% for the three months ended March 31, 2003, compared with 39% for the three months ended March 31, 2002.  The increase as a percentage of revenues is due primarily to the reduced revenues discussed above.  The decrease in absolute dollars is the result of our Company-wide expense reduction programs and our corporate realignment program.  The decrease in stock-based compensation expense associated with sales and marketing expenses during 2003 compared with 2002 is due to the same reasons discussed above under research and development.

               General and Administrative.   General and administrative expenses, excluding deferred stock compensation, decreased to $1.7 million for the three months ended March 31, 2003, compared with $2.4 million for the three months ended March 31, 2002. As a percentage of revenues, general and administrative expenses were 176% for the three months ended March 31, 2003, compared with 24% for the three months ended March 31, 2002.  The decrease in absolute dollars was due primarily to our focused efforts to leverage our general and administrative expenses by reducing spending and the execution of our corporate realignment plan.  The decrease in stock-based compensation expense associated with general and administrative expenses during 2003 compared with 2002 is due to the same reasons discussed above under research and development.

               Deferred Stock Compensation.   Operating expenses included amortization of deferred stock compensation of $0.7 million for the three months ended March 31, 2003, compared with $2.2 million for the three months ended March 31, 2002.   The decrease is due to (i) a greater proportion of deferred stock compensation expense being recognized earlier in the vesting period, (ii) the cancellation of options due to employee terminations in connection with our realignment plan and (iii) the reduction in deferred stock compensation as a result of accelerating the amortization of expense during the three months ended September 30, 2002 relating to options that were tendered in connection with our stock option exchange program.  Since our initial public offering in June 2001, we have not issued any stock options with an exercise price below fair value that would require the recognition of any deferred stock compensation.  We have issued restricted stock to certain of our employees.  The deferred stock compensation associated with these restricted stock grants is being amortized over the vesting period, which generally ranges from six months to three years.  The deferred stock compensation associated with the restricted stock grants will increase deferred stock compensation expense in future quarters.

               In June 2002 we initiated a voluntary stock option exchange program to our employees, officers and board members located in the United States and Europe. The program commenced on June 24, 2002, and as amended in July 2002, participants were able to tender for cancellation stock options to purchase our Class A common stock that have an exercise price equal to or greater than $13.50 per share for replacement options to purchase Class A common stock to be granted on a date which is at least six months plus one day from the date of cancellation of the tendered options.   The cancellation date was August 30, 2002.  On March 3, 2003, 718,530 replacement options were granted with an exercise price of $1.98, which was equal to the market price of our Class A common stock on such date. The remaining terms and conditions of the replacement options, including the vesting schedules, are substantially the same as the terms and conditions of the options cancelled.

               Investment Impairments and Related Charges.  During the three months ended March 31, 2003, we recorded an impairment charge of $0.3 million associated with our investment in Innovative Processing AG (“IPAG”).  We believe that the reduction in the value of our investment in IPAG is other than temporary.  IPAG is an optical component start-up company and is subject to many of the same industry risks as us.

               In determining whether our investment in IPAG was impaired, we considered several factors such as, but not limited to, the reduction in market valuations for optical component companies, the continued reduction in spending by communications equipment manufacturers, the historical and forecasted operating results of IPAG and changes in technology.   Upon review of these and other qualitative and quantitative factors, we concluded that our investment in IPAG was impaired.

               Corporate Realignment.  During the three months ended March 31, 2003, we decided to accelerate the closure of one of our facilities.  When we originally recorded the realignment charge for this closure during the three months ended December 31, 2002, we had planned on closing this facility sometime during the middle of 2003.  As a result of our decision to accelerate the closure date to March 30, 2003, we recorded severance and lease expenses of $0.2 million in excess of our original estimates.

               Based upon headcount reductions associated with our realignment plan, attrition in the normal course of business and expected headcount reductions as a result of our continuing efforts to reduce expenses across all functions, we anticipate that our worldwide headcount will decrease to less than 100 people by June 30, 2003.  The headcount reductions will occur at all of our locations in Europe, Israel and the United States.  Generally, as attrition occurs, we are allocating current resources to fill the vacancies.  We have estimated that the total cash cost of the realignment plan is approximately $4.9 million and that the plan, combined with our other cost saving initiatives, will contribute approximately $35.0 million of annual cash savings.  The estimated remaining cash outflows related to the plan are expected to be $1.6 million for the remainder of 2003, less than $0.6 million in 2004 and $0.7 million thereafter. The estimated cash outflow and annual cash savings related to the plan will, however, be negatively impacted if it takes us longer than anticipated to sublease some of our closed facilities or if our planned terminations are delayed.

               Other Income and Expenses, Net.   Other income decreased to $0.1 million for the three months ended March 31, 2003, compared with $0.4 million for the three months ended March 31, 2002.  The decrease is due primarily to higher interest expense resulting from software and equipment financings during 2001 and the first half of 2002 and lower interest income as a result of having a lower average cash and short-term investment balance.  We expect that other income will continue to decrease as our cash and short-term investments decrease during 2003, offset by a decrease in interest expense related to software and equipment financing.

               Net Income (Loss).  Net loss increased to $12.2 million for the three months ended March 31, 2003, compared with $10.5 million for the three months ended March 31, 2002.  The increase in net loss is predominantly due to the items discussed above including the reduction in revenue and the corresponding decrease in gross profit, discontinuing the recognition of a deferred tax benefit offset by our reduced spending in all areas.  During the three months ended March 31, 2002, we recognized a tax benefit of $6.4 million.  During the three months ended June 30, 2002, we concluded that significant uncertainty existed surrounding the recoverability of our deferred tax assets.

               On a quarterly basis, we assess the recoverability of our deferred tax assets by reviewing a number of factors, including operating trends, the scheduled reversal of deferred tax liabilities and future projections of taxable income, to determine whether a valuation allowance is required to reduce such deferred tax assets to an amount that is more likely than not to be realized.  We considered the following factors in assessing the recoverability of our deferred tax assets: (i) further announced reductions in 2002 capital spending by the major telecommunication service providers and industry analysts forecasting a further reduction in capital spending in 2003, (ii) significant workforce reductions within the telecommunications and related industries, (iii) continued poor visibility of customer orders, (iv) a depressed capital market which makes obtaining new capital difficult and (v) a lower than expected demand for 10 gigabit products.

               Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable, we believe that significant uncertainty exists surrounding the recoverability of the deferred tax assets.  Accordingly, we continue to record a valuation allowance equal to our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

               A summary of our contractual obligations and commercial commitments as of March 31, 2003 are as follows:

(Amounts in thousands)		Amounts Due In

Obligation	Total Obligation	2003 (after March 31)	2004	2005 and thereafter

Software and equipment financing	$7,114	$2,843	$3,199	$1,072
Capital lease obligations	44	44	—	—
Operating leases	9,274	2,646	2,860	3,768
Guarantees (1)	895	—	—	—
Unconditional purchase obligations	1,013	1,013	—	—

Total obligations	$18,340	$6,546	$6,059	$4,840

(1) During April 2001, we guaranteed a facility lease for ASIP.  The guarantee is through December 31, 2005 provided that ASIP continues to meet all terms and conditions of the lease.  The total remaining lease payments to be made by ASIP during the guarantee period are $0.9 million.  Because the likelihood that we will have to satisfy this guarantee is not probable, no liability has been recorded for the guarantee and we cannot project when or if we will have to satisfy such guarantee.

               As of March 31, 2003, we had cash and cash equivalents and short-term investments of $36.2 million.

               Cash used in operating activities was $10.2 million during the three months ended March 31, 2003 compared with cash provided by operations of $0.2 million during the three months ended March 31, 2002.  Net loss of $12.2 million includes non-cash charges of $2.1 million for depreciation and amortization, $0.7 million for amortization of deferred stock compensation, $0.3 million of investment impairments and $0.2 million for the additional corporate realignment charge discussed above.  The increase in cash used in operating activities is due to the significant reduction in revenues discussed above.

               Cash provided by investing activities was $9.2 million for the three months ended March 31, 2003 compared with $11.9 million of cash used in investing activities for the three months ended March 31, 2002.  The increase in cash provided by investing activities is due to the net sale of $9.0 million of marketable securities during the first quarter of 2003 as compared with a net purchase of $10.8 million of marketable securities during the first quarter of 2002, coupled with a decrease in fixed asset purchases and proceeds from the sale of fixed assets.  The proceeds from the sale of marketable securities were used predominantly for operating purposes and to pay certain financing obligations that were due.

               Cash used in financing activities was $1.4 million for the three months ended March 31, 2003 compared with $0.5 million during the three months ended March 31, 2002. The increase in cash used by financing activities is due to a decrease in stock option exercises during the first quarter of 2003, an increase in our debt payments due to software and equipment financings that were entered into during the first half of 2002, and a decrease in the restricted cash balance required as a result of the terms of our credit facility discussed below.  In addition, we made a $0.5 million loan to our former Co-chairman and Executive Vice President in the first quarter of 2002.  During December 2002, the former officer fully paid all outstanding principal and interest due under the promissory note and we paid severance and adjusted the officer’s options according to the separation agreement.

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

               As of March 31, 2003, cash equivalents of $2.7 million were considered restricted and are held as collateral pursuant to the amended credit facility and $2.5 million was outstanding under Tranche A described above, of which $1.2 million, plus interest, is due within the next 12 months.  Interest under this facility is fixed at 4.0 percent per annum.

               As discussed below under “Risk Factors”, we operate in the semiconductor industry, which is cyclical and subject to rapid technological change and evolving industry standards. The semiconductor industry is currently experiencing a significant downturn. This downturn is characterized by diminished product demand, excess customer inventories and excess production capacity. These factors have caused a substantial decrease in our revenues and in our results of operations. For example, during the first quarter of 2003 we reported a net loss of $12.2 million and, as compared to the year ended 2002, reported a net reduction in cash, cash equivalents and short-term investments of $11.4 million and a reduction in shareholders’ equity of $11.4 million.  The substantial decrease in cash, cash equivalents and short-term investments is predominantly due to cash used in operations and for debt service requirements.  At March 31, 2003, we had cash, cash equivalents and short-term investments of $36.2 million and working capital of $21.3 million.  Cash and cash equivalents and short-term investments are expected to decrease throughout 2003.  We expect that our net cash usage will range from $36 to $38 million during 2003.  Given the short maturity of our short-term investments and their high liquidity, a material change in interest rates will not materially affect our liquidity.

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

               As a result of the continuing significant economic slowdown and the related uncertainties in the technology sector and semiconductor industry, we initiated our corporate realignment plan as discussed above.  The plan included workforce reductions of approximately 150 employees, the consolidation of facilities through closure of certain locations, a reduction in the level of activity at other locations and asset impairment charges.  We recorded a charge during 2002 of $11.0 million associated with this realignment.   The realignment plan will significantly reduce expenses and cash usage while permitting our crucial personnel to focus on key business strategies such as expanding market share and securing design wins.  Excluding the $4.9 million of cash necessary to execute the realignment plan, we estimate that such plan, combined with the our other cost saving initiatives, will provide annual cash savings of approximately $35.0 million.

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

               Our decrease in revenues continues to reflect the limited demand for optical equipment in our end markets and the additional reductions in carrier spending during 2002 and 2003.  Our business prospects depend substantially on the continued build-out of the communications infrastructure.  Almost all telecommunication service providers have curtailed the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for our products by communications equipment manufacturers.  This slowdown has caused our  revenues and backlog to decline substantially.  Our revenues declined in each quarter of 2002, compared to the comparable periods in 2001.  Because of general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers.  Our success in emerging from this prolonged downturn requires that we significantly reduce our cost structure to preserve cash and enhance our ability to invest in opportunities that expand market share and grow revenues in new markets.  We will continue to focus on our strength in mixed-signal and digital signal processing technology and will expand into new markets based upon this strength.  We have continued to secure design wins with Tier I and emerging communication equipment and optical module manufacturers in North America, Europe and Asia Pacific regions.  Our exclusive focus is now on building discrete components for communication equipment and optical module manufacturers.  By focusing on components, we ensure that our customers will have access to the best component technology and we avoid competing with our transceiver and transponder customers.

               Exclusive of obtaining any new capital or material increases in revenues, we believe that if we execute on the items discussed above, we will have sufficient cash, cash equivalents and short-term investments for at least the next fifteen months.  The fifteen months assumes that we can execute on the items discussed above and that revenues meet our forecast.  If we cannot satisfactorily execute on the above items or if 2003 revenues are lower than we expect, we will be required to make further headcount and expense reductions which may limit certain operational abilities including, but not limited to, making new product introductions in a timely manner, obtaining design wins, procuring required raw materials and meeting customer shipping schedules.  If we are able to obtain new capital and/or revenues grow greater than expected, our liquidity will exceed fifteen months.  Based upon our cost reduction efforts, revenues of less than $10 million per quarter will be cash neutral to us and any revenues in excess of this amount will generate positive cash flows from operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

               In June and August 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively.  SFAS No. 143, which is effective for us on January 1, 2003, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  SFAS No. 144, which was effective for us on January 1, 2002, establishes a single accounting model for the accounting of a discontinued segment of a business as well as addresses significant implementation issues related to SFAS No. 121. The adoption of SFAS No. 143 did not have a material impact on our financial position, results of operations or cash flows.  We implemented the provisions of SFAS No. 144 to record the asset impairment charges discussed above.

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

               In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We have adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.  We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123, as amended.  Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our stock and the exercise price.

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

               Slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries, and recent international conflicts and terrorist and military activity have resulted in a continuing downturn in worldwide economic conditions. As a result of these unfavorable economic conditions, beginning in the first half of 2002, we experienced a significant slowdown in customer orders, an increase in the number of cancellations and rescheduling of backlog, and higher overhead costs as a percentage of our reduced net revenue, from which we have not recovered. We cannot predict the timing, strength and duration of any economic recovery in the semiconductor industry. In addition, the events of September 11, 2001 and subsequent international conflicts and terrorist acts can be expected to place further pressure on economic conditions in the United States and worldwide. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

We are using our available cash to fund our operating activities.

               During the first quarter of 2003, we used $11.4 million of our available cash, cash equivalents and short term investments to fund our operating, investing and financing activities.  We anticipate that we will use approximately $36 to $38 million in cash, cash equivalents and investments during fiscal year 2003 to fund our operations, investments and financing activities.  We believe that we will continue to use our available cash, cash equivalents and investments in the future although we believe that we have sufficient cash for our needs for at least the next fifteen months.  We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not controlled.

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

               These workforce reductions could result in an erosion of morale, and a lack of focus and reduced productivity by our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. In addition, employees directly affected by the reductions may seek future employment with our business partners, customers, or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, we may face wrongful termination or other claims relating to compensation asserted by employees directly affected by the reduction. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of such actions. Furthermore, such matters could divert the attention of our management away from our operations, harm our reputation and increase our expenses, and we may fail to achieve our targeted goals.

Our operating results may fluctuate significantly due to the cyclicality of the semiconductor industry. Any such variations could adversely affect the market price of our Class A common stock.

               We operate in the semiconductor industry, which is cyclical and subject to rapid technological change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns such as the current one. These downturns are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. The current downturn and future downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry to fully recover from the current downturn would seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods. Our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.  During the current downturn, our revenues have decreased for the last six quarters. We can give no assurances that this trend will not continue.

We have incurred net losses in the past and expect to incur net losses in the future.

               We had net losses of $12.2 million for the first quarter ended March 31, 2003, $106.2 million in 2002 and $12.4 million in 2001.  Despite our corporate realignment plan, our ability to achieve profitability will be materially and adversely affected if we fail to significantly increase our revenues.  We anticipate incurring net losses for the foreseeable future.

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

               Our business prospects depend substantially on the continued build-out of the communications infrastructure.  Almost all telecommunication service providers have curtailed the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for our products by communications equipment manufacturers.  This slowdown has caused our revenues and backlog to decline substantially.  Our revenues declined in each quarter of 2002, compared to the comparable periods in 2001and further declined in the first quarter of 2003 as compared to the fourth quarter of 2002.  In addition, network service providers typically purchase network equipment pursuant to multi-year purchasing programs that may increase or decrease on a monthly basis as the providers adjust their capital equipment budgets and purchasing priorities.  Network service providers’ further curtailment or termination of purchasing programs or decreases in capital budgets could materially and adversely affect our revenue and business prospects.  This is particularly true if significant and unanticipated by our communications equipment manufacturer customers and us.  Additionally, consolidation among network service providers may cause delays in the purchase of our products and a reexamination of strategic and purchasing decisions by these network service providers and our current and potential communications equipment manufacturer customers, including delaying the expansion of 10 Gb/s systems and the migration to 40 Gb/s systems, which could harm our business and financial condition.

We may not immediately benefit from a recovery in the communications equipment industry.

               Our industry is currently experiencing a significant and prolonged downturn due to a corresponding downturn in the communications equipment industry.  As noted above, this downturn could continue for some time. We expect to be positively affected when the communications equipment industry recovers.  Many of our customers, however, may have significant inventory on hand and a recovery in the communications equipment industry, when it occurs, may not benefit us in the short or intermediate term.  Our customers will first utilize their current inventory levels before placing orders with us.  If our customers or potential customers are maintaining a substantial amount of inventory, it may take a significant period of time before we benefit from an improvement in the communications equipment industry.  We attempt to estimate inventory levels at our customers, but we cannot ensure that such estimates are materially accurate.

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

               A relatively small number of customers have historically accounted for a majority of our revenues.  Our three largest customers accounted for approximately 54% of our revenues for fiscal year 2002, 71% of our revenues in 2001, and 53% of our revenues for the three months ended March 31, 2003.  Our top three customers for the quarter ended March 31, 2003 were Lucent, ADVA and Cisco, representing approximately 36%, 9% and 8%, respectively.  Our top three customers for the year ended December 31, 2002 were TyCom, Alcatel and Lucent, representing approximately 25%, 19% and 10% of our revenues, respectively.  Our top three customers in 2001 were TyCom, Alcatel and Marconi, representing approximately 34%, 29% and 8% of our revenues, respectively.  We anticipate that relatively few customers will continue to account for a significant portion of our revenues.  A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers in any period could significantly reduce our already declining revenues.

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

               International sales accounted for approximately 33% of our revenues for the first quarter ended March 31, 2003, 17% of our revenues for the year ended December 31, 2002 and 24% of our revenues in 2001.  International sales will continue to account for a significant portion of our revenues, and as a result, we will be subject to certain risks associated with international sales, including:

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

               We have made investments in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap.  The following table summarizes these investments as of March 31, 2003:

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

               Our total investment in these companies was approximately $3.7 million at December 31, 2001.  During fiscal 2002, we did not make any additional investments in these companies and recognized equity losses totaling $0.7 million and asset impairments totaling $2.5 million bringing our total investment balance in these companies to $0.5 million at December 31, 2002.  During the three months ended March 31, 2003, we did not make any additional investments in these companies and recognized an asset impairment on our investment in Innovative Processing AG for $0.3 million, bringing our total investment balance in these companies to $0.2 million.  These investments involve all the risks normally associated with investments in development stage companies.  As such, there can be no assurance that we will receive a favorable return on these or any future venture-backed investments that we may make.  Additionally, our original and any future investments may continue to become impaired if these companies do not succeed in the execution of their business plans.  Any further impairment or equity losses in these investments could negatively impact our future operating results.

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

               We currently have approximately 5,100,000 shares of Class A common stock outstanding, with each share entitling the holder to one vote.  We currently have 2,600,000 shares of Class B common stock outstanding, each of which entitles the holder to ten votes.  All of the Class B common stock is held by officers, directors or other persons or entities owning 5% or more of the total voting control held by our shareholders.

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

               We are exposed to fluctuations in the Euro, Lita and the Israeli shekel.  During 2001, we opened sales offices in Canada, Italy and the United Kingdom and during 2002 we closed our Canadian office.  We are now exposed to fluctuations in the British pound. The expenses of our foreign sales offices are not material.  During the three months ended March 31, 2003, total expenses denominated in these currencies were $1.7 million or 13% of total expenses before income taxes. Expenses denominated in the Euro and shekel represented approximately $0.9 million and $0.7 million, respectively, of foreign expenses. We expect that our foreign expenses will decrease as we continue to execute on our corporate realignment plan.

               During the three months ended March 31, 2003, we did not enter into any foreign forward contracts and we currently have no foreign forward contracts outstanding.  We do not enter into derivative financial instruments for trading or speculative purposes.

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

               Short-term Investments

               At March 31, 2003, our investment portfolio included fixed and floating rate securities of $5.9 million.  The maximum maturity of these investments is 12 months with an overall dollar-weighted maturity of the portfolio of less than six months.  Fixed rate securities are subject to interest rate risk and will decline in value if interest rates increase whereas floating rate securities may produce less income than expected if interest rates decrease.  Accordingly, our future investment income may not meet expectations as a result of interest rate fluctuations or a loss of principal may occur if we were to sell securities that have declined in market value as a result of interest rate fluctuations.  As a result of the relatively short average maturity of the portfolio, an immediate 100 basis point increase in interest rates would not have a material impact on our financial condition, results of operations or cash flows.

               We do not attempt to reduce our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of our portfolio.

               Other Investments

               Our other investments include several strategic investments in privately held companies.  These investments have an inherent level of risk associated with them, as they are comprised of investments in start-up or development stage companies.  We consider these investments long-term strategic investments.  The market for these technologies or products that they have under development is typically in the early stages, and may never materialize.  Accordingly, we could lose our entire investment in these companies.  In fact, during the three months ended March 31, 2003, we recorded an impairment charge of $0.3 million on our investment in IPAG and during 2002, we recorded an impairment charge of $1.1 million and $1.4 million on our investment in ASIP and IMC, respectively, because we believe that the reduction in these investment’s value is other than temporary.  We also recorded an impairment charge of $2.4 million on equipment that we consigned to ASIP.  We have also provided a guarantee for a lease of ASIP, which is an equity basis investment.  The guarantee is through December 31, 2005, provided that ASIP continues to meet all terms and conditions of the lease.  The total remaining lease payments to be made by ASIP during the guarantee period are $0.9 million.

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

               There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

               In February 2003, the Company, its chief executive officer and its former chief financial officer were named as one of the issuer defendants in a class action stockholder complaint filed in the United States District Court for the Southern District of Florida, captioned Liu v. Credit Suisse First Boston Corporation (“CSFB”), et al., Case No. 03-20459. In the complaint, the plaintiffs allege that CSFB knowingly conspired with dozens of issuers, including the Company, to conduct initial public offerings based on misinformation about the issuers’ future prospects and the proper pricing of their shares, in violation of the anti-fraud provisions of section 10(b) of the Securities Exchange Act of 1934. The plaintiffs seek unspecified monetary damages and other relief. Neither the Company nor the named individuals have yet been served with the complaint. We believe that this lawsuit is without merit and intend to defend against it vigorously.

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

               We filed the following current reports on Form 8-K during the three months ended March 31, 2003:

                         On February 27, 2003, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed fourth quarter 2002 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTILINK TECHNOLOGY CORPORATION

Date: May 14, 2003	/s/ JOHN U. SOENKSEN

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ JOHN U. SOENKSEN

John U. Soenksen Chief Financial Officer

Exhibit Index

Exhibit Number	Description

99.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002