Form 10-Q
period 2003-06-30
MULTILINK TECHNOLOGY CORP
filed 2003-08-13
CIK 1114068

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes    ☐    No    ☒

         As of August 11, 2003, the number of shares of the Registrant’s common stock, $0.0001 par value per share, issued and outstanding, were: 5,323,401 shares of Class A Common Stock and 2,600,000 shares of Class B Common Stock.

MULTILINK TECHNOLOGY CORPORATION

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for per share amounts)
(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$17,066	$32,669
Restricted cash	1,416	1,307
Short term investments	6,509	14,973
Accounts receivable, net	377	960
Inventories	2,739	2,189
Prepaid expenses and other current assets	1,637	2,713

Total current assets	29,744	54,811

Property and equipment, net	9,190	19,972
Other assets (including restricted cash of $1,089 and $1,743 at June 30, 2003 and December 31, 2002, respectively)	1,897	3,070

Total assets	$40,831	$77,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,316	$4,522
Accrued expenses	9,355	14,840
Accrued warranty costs	67	183
Software and equipment financing—current portion	3,165	4,329
Lease obligations—current portion	—	437
Income taxes payable	—	332

Total current liabilities	14,903	24,643

Software and equipment financing—net of current portion	2,887	4,289

Commitments and contingencies
Shareholders’ equity:
Common stock, $.0001 par value:
Class A	—	—
Class B	—	—
Additional paid-in-capital	182,248	182,283
Deferred stock compensation	(656)	(2,268)
Accumulated deficit	(158,565)	(131,098)
Accumulated other comprehensive (loss) income	132	122
Treasury stock, at cost	(118)	(118)

Total shareholders’ equity	23,041	48,921

Total liabilities and shareholders’ equity	$40,831	$77,853

See accompanying notes to condensed consolidated financial statements.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Total revenues	$601	$4,959	$1,560	$15,050

Cost of revenues
Product	659	2,092	1,755	7,537
Inventory write down and related charges	—	5,307	—	5,307
Fixed asset impairment charges	—	1,051	—	1,051
Deferred stock compensation	82	324	130	888

Total cost of revenues	741	8,774	1,885	14,783

Gross (loss) profit	(140)	(3,815)	(325)	267

Operating expenses:
Research and development, excluding deferred stock compensation	4,406	11,949	11,745	24,738
Sales and marketing, excluding deferred stock compensation	1,102	3,720	2,941	7,652
General and administrative, excluding deferred stock compensation	1,976	2,068	3,665	4,466
Deferred stock compensation	449	2,501	1,150	4,714
Investment impairments and related charges	(322)	—	21	—
Corporate realignment	7,912	—	8,101	—

Total operating expenses	15,523	20,238	27,623	41,570

Operating loss	(15,663)	(24,053)	(27,948)	(41,303)
Other income and expenses
Interest expense	(75)	(194)	(180)	(282)
Other income (including zero of equity losses in affiliate in 2003 and $256 and $314 during the three and six months in 2002, respectively)	117	289	326	768

Loss before provision (benefit) for income taxes	(15,621)	(23,958)	(27,802)	(40,817)
Provision (benefit) for income taxes	(349)	20,062	(335)	13,694

Net loss	(15,272)	$(44,020)	(27,467)	$(54,511)

Net loss per share, basic and diluted	$(2.00)	$(6.04)	$(3.62)	$(7.59)

Weighted average shares of common stock, basic and diluted	7,648	7,291	7,580	7,181

The composition of the amortization of deferred stock compensation is as follows:
Research and development	$263	$1,522	$751	$2,885
Sales and marketing	13	392	13	663
General and administrative	173	587	386	1,166

Total	$449	$2,501	$1,150	$4,714

See accompanying notes to condensed consolidated financial statements.

          MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(27,467)	$(54,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,157	6,449
Deferred stock compensation	1,280	5,602
Investment impairments and related charges	21	—
Corporate realignment	8,101	—
Fixed asset impairment charges	—	1,051
Inventory write down & related charges	—	5,307
Deferred income taxes	—	14,396
Equity losses in affiliate	—	314
Changes in working capital items, net	(8,808)	13,484
Other	175	302

Net cash used in operating activities	(22,541)	(7,606)

Cash flows from investing activities:
Proceeds from sale of property and equipment	781	13
Purchases of property and equipment	(190)	(6,168)
Proceeds from sales of marketable securities	12,960	39,144
Purchases of marketable securities	(4,534)	(30,175)

Net cash provided by investing activities	9,017	2,814

Cash flows from financing activities:
Proceeds from stock option exercises	286	1,159
Proceeds from credit facility	—	2,970
Payments on lease obligations and software and equipment financing	(2,955)	(2,730)
Decrease in restricted cash	545	—
Shareholder loan	—	(483)

Net cash (used in) provided by financing activities	(2,124)	916

Effect of exchange rate changes on cash	45	(71)

Net (decrease) increase in cash and cash equivalents	(15,603)	(3,947)
Cash and cash equivalents, beginning of period	32,669	49,779

Cash and cash equivalents, end of period	17,066	$45,832

Supplemental disclosures of cash flow information—Cash paid (received) during the period for:
Income taxes	$—	$(3,515)
Interest	$180	$271

         See accompanying notes to condensed consolidated financial statements.

         MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1.     BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consisting of normal recurring items considered necessary for the fair presentation have been included. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

         Management’s Plans –  The Company operates in the semiconductor industry, which is cyclical and subject to rapid technological change and evolving industry standards. The semiconductor industry is currently experiencing a significant downturn. This downturn is characterized by diminished product demand, excess customer inventories and excess production capacity. These factors have caused a substantial decrease in the Company’s revenues and in its results of operations. For example, during the six months ended June 30, 2003, the Company reported a net loss of $27.5 million and, as compared to December 31, 2002, reported a net reduction in cash, cash equivalents and short-term investments of $24.1 million and a reduction in shareholders’ equity of $25.9 million. At June 30, 2003, the Company has cash, cash equivalents and short-term investments of $23.6 million and working capital of $14.8 million. For the year ended December 31, 2002, the Company reported a net loss of $106.2 million and at December 31, 2002, reported cash, cash equivalents and short-term investments of $47.6 million and working capital of $30.2 million. The current downturn in the semiconductor industry has been severe and prolonged, and has seriously adversely impacted the Company’s revenue, its business, financial condition, results of operations and cash flows. The Company will continue to experience losses and use its cash, cash equivalents and short-term investments if it does not receive sufficient product orders and its costs are not controlled.

         On June 9, 2003, the Company announced that it signed a definitive agreement with Vitesse Semiconductor Corporation (“Vitesse”) whereby Vitesse will acquire all of the Company’s outstanding shares of common stock. Upon completion of the merger with Vitesse, each share of the Company’s Class A common stock and Class B common stock will be converted into 0.5493 of a share of Vitesse common stock. Certain of the Company’s shareholders, including certain of its officers and directors, who beneficially own approximately 43.0% of the Company’s outstanding Class A common stock and 78.9% of the Company’s outstanding Class B common stock as of the close of business on July 15, 2003, have agreed to vote in favor of the merger, which remains subject to customary closing conditions. The Company also scheduled a special shareholder meeting on August 19, 2003 to obtain shareholder approval for such merger. If the merger is approved, most of the Company’s existing infrastructure will be absorbed into Vitesse’s existing structue.

         However, unless and until the merger is approved by its shareholders, the Company will continue to: (i) focus on cash preservation and expense reductions, (ii) attempt to expand market share with existing and new products by focusing on its strength in mixed signal and digital signal processing technology, (iii) rationalize research and development spending on projects that will be accretive to revenues in the near term and (iv) secure system design wins with Tier I and emerging communication equipment and optical module manufacturers. In order to reduce cash usage and in response to the continuing decrease in revenues, during the three months ended June 30, 2003, the Company expanded its corporate realignment plan. The most significant revision to the realignment plan is to decrease world-wide headcount to 60 people by September 30, 2003, as compared to 157 people at March 31, 2003. This reduction is being made exclusive of the potential merger with Vitesse. As a result of this decision, the Company recorded an additional corporate realignment charge of $7.9 million during the three months ended June 30, 2003. This charge is comprised of $6.0 million for asset impairments, $1.3 million for severance and termination benefits and $0.6 million for lease, contract and other costs.

         MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

         Although the Company undertook cost reduction programs and initiated its corporate realignment plan during 2002 and revised such plan in 2003 to reduce expenses, the Company may still need additional capital. The market for the Company’s products has declined substantially; accordingly, the Company has continued to utilize significant amounts of capital. In the event that the Company is required, or elects, to raise additional funds, it may not be able to do so on favorable terms, if at all. The Company’s inability to raise additional capital may result in the need to further restructure its operations.

         The Company’s decrease in revenues continues to reflect the limited demand for optical equipment in its end markets and the additional reductions in carrier spending during 2002 and 2003. The Company’s business prospects depend substantially on the continued build-out of the communications infrastructure. Almost all telecommunication service providers have curtailed the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for the Company’s products by communications equipment manufacturers. This slowdown has caused the Company’s revenues and backlog to decline substantially. The Company’s revenues declined in each quarter of 2002, compared to the comparable periods in 2001, and further declined in the second quarter of 2003 as compared with the first quarter of 2003. Because of general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for the Company to predict the purchasing activities of its customers. The Company’s success in emerging from this prolonged downturn requires that the Company significantly reduce its cost structure to preserve cash and enhance its ability to invest in opportunities that expand market share and grow revenues in new markets. The Company will continue to focus on its strength in mixed-signal and digital signal processing technology.

         Exclusive of a successful merger with Vitesse, obtaining new capital or material increases in revenues, the Company believes that if it executes on the items discussed above, it has sufficient cash, cash equivalents and short-term investments for at least the next fifteen months. The fifteen months assumes that the Company can execute on the items discussed above and that revenues meet the Company’s forecast. If the Company cannot satisfactorily execute on the above items or if 2003 revenues are lower than the Company expects, the Company will be required to make further headcount and expense reductions which may limit certain operational abilities including, but not limited to, making new product introductions in a timely manner, obtaining design wins, procuring required raw materials and meeting customer shipping schedules.

         Derivative Financial Instruments –  During the three and six months ended June 30, 2003, the Company did not utilize any derivative financial instruments. During the six months ended June 30, 2002, the Company used foreign currency forward contracts designated as cash flow hedges to hedge the Company’s exposure to market risk from changes in foreign currency exchange rates associated with forecasted foreign currency-denominated expenses. The fair value changes of the forward contracts related to the effective portion of the hedges are initially recorded as a component of other comprehensive income. The Company is exposed to market risk from changes in foreign currency exchange rates associated with forecasted foreign currency-denominated expenses. The Company utilized these foreign currency forward contracts to hedge its variability in U.S. dollar cash flows associated with probable forecasted foreign inter-company Euro denominated expenses because the Company reimburses its German subsidiary for such expenses. Unrealized and realized gains and losses on cash flow hedges accumulate in other comprehensive income and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Gains and losses on derivatives that are terminated prior to their maturity are also reclassified into earnings when the underlying hedged items impact earnings, unless it is no longer probable that the hedged forecasted transaction will occur, whereby such gains and losses are recognized immediately in earnings. For the six months ended June 30, 2002, hedge ineffectiveness associated with instruments designated as cash flow hedges was not significant. For the three and six months ended June 30, 2002, immaterial net losses were reclassified into earnings as an adjustment to research and development expense. These net losses were offset by gains and losses on the transactions being hedged. At June 30, 2002, an immaterial amount of net derivative gains/losses that are included in accumulated other comprehensive income will be reclassified into earnings within twelve months from that date. The unrealized amounts in accumulated other comprehensive income will fluctuate based on changes in fair value of open contracts at each reporting period. At June 30, 2002, the Company’s liability of less than $0.3 million relating to these forward contracts is included in accrued expenses in the accompanying condensed consolidated balance sheets.

         Equity-Based Compensation  –  The Company has two stock-based employee compensation plans. The Company accounts for stock-based employee compensation arrangements in accordance with provisions of

         MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

         The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	2003	2002	2003	2002
(Amounts in thousands)
Net loss, as reported	$(15,272)	$(44,020)	$(27,467)	$(54,511)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	531	2,825	1,280	5,602
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,186)	(2,017)	(2,591)	(3,988)

Pro forma net loss	$(15,927)	$(43,212)	$(28,778)	$(52,897)

Net loss per share:
As reported: Basic and diluted	$(2.00)	$(6.04)	$(3.62)	$(7.59)

Pro forma: Basic and diluted	$(2.08)	$(5.93)	$(3.80)	$(7.37)

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

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.     CORPORATE REALIGNMENT

               During 2002, the Company commenced a corporate realignment program (the “Realignment Plan”) to create a more efficient cost structure and realign its business to reflect the current telecommunication market environment which will permit the Company to focus its personnel on its key business strategies. The major initiatives of the Realignment Plan included a reduction of 40 to 45 percent in the Company’s worldwide headcount and the consolidation of facilities through the closure of certain locations and the reduction in the level of activity at other locations.

         In response to the decline in revenues as a result of the continued downturn in the telecommunication market, during the three months ended June 30, 2003, the Company expanded the Realignment Plan to reduce worldwide headcount to 60 people by September 30, 2003 from the 157 headcount at March 31, 2003. As a result of this decision, the Company recorded an additional corporate realignment charge of $7.9 million during the three months ended June 30, 2003. The $0.2 million charge recorded during the three months ended March 31, 2003 represents additional costs as a result of deciding to accelerate the closing of one of our international locations. When the Company originally recorded the realignment charge for this closure during the three months ended December 31, 2002, it had planned on closing this facility sometime during the middle of 2003. As a result of the Company’s decision to accelerate the closure date to March 30, 2003, the Company recorded severance and lease expenses of $0.2 million in excess of its original estimates.

         The major components of the realignment charge are as follows:

(Amounts in thousands)	Severance and Termination Benefits	Asset Write Down	Lease and Contract Termination Costs	Other Costs	Total

First quarter 2003 charges	$111	$—	$41	$37	$189
Second quarter 2003 charges	1,308	5,989	481	134	7,912

Total realignment charges	$1,419	$5,989	$522	$171	$8,101

         The components of the realignment reserves and movements within these components during 2003 were as follows:

(Amounts in thousands)	Severance and Termination Benefits	Lease and Contract Termination Costs	Other Costs	Total

Balance at December 31, 2002	$883	$2,514	$140	$3,537
2003 payments	(1,181)	(1,362)	(61)	(2,604)
First quarter 2003 provision	111	41	—	152
Second quarter 2003 provision	1,308	481	91	1,880

Total realignment liabilities	$1,121	$1,674	$170	$2,965

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

         Total severance and termination benefits as a result of the revised Realignment Plan relates to approximately 97 employees, of which the majority have been terminated by June 2003 and the remainder are expected to be terminated by September 2003. As a result of the employee terminations and facility closures associated with the Realignment Plan, a portion of the Company’s purchased research and development software, equipment and leasehold improvements will not be fully utilized. The asset write down charge of $6.0 million was determined upon the review of the future undiscounted cash flows related primarily to purchased research and development software and equipment. The Company concluded that an impairment charge was necessary to write down these assets to their fair value.

         Cash payments are expected to be $1.8 million for the remainder of 2003, less than $0.5 million in 2004 and $0.7 million thereafter.

3.     INVESTMENT IMPAIRMENTS AND RELATED CHARGES

         During the three months ended March 31, 2003, the Company recorded a $0.3 million impairment charge against its investment in Innovative Processing AG (“IPAG”). The Company believes that the reduction in the value of the IPAG investment is other than temporary. IPAG is an optical component start-up company and is subject to many of the same industry risks as the Company.

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

         As discussed in Note 9, the Company terminated its Development and License Agreement with ASIP pursuant to a Termination of Development and License Agreement, Settlement and Mutual Release (the “Termination Agreement”) dated April 2003. Pursuant to the Termination Agreement, all liabilities due to ASIP are discharged. Accordingly, the Company reversed a liability for $0.3 million that was originally recorded as an investment impairment and related charges expense.

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

(Amounts in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002
Weighted average shares outstanding, basic	7,648		7,291		7,580		7,181
Dilutive shares issuable in connection with stock plans	440		1,391		449		1,441
Dilutive shares issuable in connection with warrants granted	—		36		—		43

Weighted average shares outstanding, diluted	8,088	*	8,718	*	8,029	*	8,665	*

* Since there was a net loss in these periods, the basic weighted average shares outstanding were used in calculating diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive. During the three months ended June 30, 2003 and 2002, stock options and warrants totaling 1,522,595 and 2,231,025 respectively, were excluded from the computation of diluted shares outstanding due to their antidilutive effect. During the six months ended June 30, 2003 and 2002, stock options and warrants totaling 1,586,899 and 1,759,803 respectively, were excluded from the computation of diluted shares outstanding due to their antidilutive effect.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.     INVENTORIES

              Inventories consisted of the following:

(Amounts in thousands)	June 30, 2003	December 31, 2002

Finished goods	$1,398	$1,008
Work-in-progress	311	250
Raw materials	1,030	931

Total	$2,739	$2,189

         During the three months ended June 30, 2002, the Company recorded a charge of $5.3 million to reduce inventories to their net realizable value and to write off an advance made to a supplier. Included in the $5.3 million is a $4.8 million inventory write-down. The inventory was written down to its net realizable value based upon the Company’s determination that excess quantities existed of certain modules and raw materials. The excess quantities of the modules are the result of forecasted demand not developing as expected and the introduction of two new modules. The Company also wrote off an advance made to a finished good supplier of $0.5 million.

6.     SEGMENT INFORMATION AND CONCENTRATION OF REVENUES

               Revenues to geographic locations are as follows:

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002
North America	$351	$3,790	$997	$12,462
Europe	206	1,160	413	2,579
Asia	44	9	150	9

	$601	$4,959	$1,560	$15,050

         Revenues to certain geographic locations within Europe are as follows:

France	$	*	$664	*	*

Germany		130	*	269	*

         The following is a summary of the percentage of revenues from major customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
ADVA	21%	*	14%	*
Ciena	21%	*	13%	*
EC Electronics	10%	*	*	*
Alcatel	*	24%	*	22%
Xtera	*	20%	*	*
Algety	*	11%	*	*
TyCom	*	*	*	30%
Lucent	*	*	25%	13%

* Customer’s or country’s revenues represents less than 10% of total revenue in the respective period.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.     COMPREHENSIVE LOSS

               The components of comprehensive loss, net of tax, are as follows:

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(15,272)	$(44,020)	$(27,467)	$(54,511)
Change in net unrealized loss on available-for-sale investments	(20)	41	(57)	(60)
Cash flow hedge reclassification adjustments	—	174	—	191
Foreign currency translation adjustment	97	318	67	279

Comprehensive loss	$(15,195)	$(43,487)	$(27,457)	$(54,101)

8.     COMMITMENTS AND CONTINGENCIES

         The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that an ultimate liability arising from these actions will not have a material adverse effect on its financial position, results of operations or cash flows.

         In May 2003, the Company was named as the defendant in a complaint filed by a supplier in the United States District Court for the Southern District of Indiana. In the complaint, the supplier alleges that the Company breached an Amended and Restated Supply Agreement between the parties. The plaintiff alleges that such breach has resulted in damages in the amount of approximately $0.7 million.

         In August 2002, the Company entered into an engagement letter with an investment bank. This engagement letter was terminated in November 2002; however, the Company was subject to a potential obligation to pay a transaction fee to the investment bank if the Company completed a strategic transaction within 12 months of the termination of the engagement letter. This fee was contingent upon the total amount of consideration received by the Company and its shareholders in such a transaction. Pursuant to a May 2003 letter agreement between the Company and the investment bank, the investment bank agreed to waive any such fee in connection with the proposed merger between the Company and Vitesse, on the condition that the total consideration to be paid by Vitesse to the Company’s shareholders in connection with the merger is than $30 million, subject to the Company’s reimbursement of the investment bank’s incurred expenses of approximately $80,000. In the event that the aggregate value of the consideration paid by Vitesse in the merger exceeds $30 million, the Company could be required to pay a transaction fee to the investment bank. The Company does not expect that total consideration will exceed this amount. Accordingly, such fee has not been accrued in the consolidated financial statements.

         Under the terms of a wafer supply agreement with one of its shareholders, the Company was obligated to purchase certain minimum quantities of wafer material at various fixed prices through December 2002. The Company did not meet the requirements of the agreement as of December 31, 2002 and recorded a liability of $0.8 million for the remaining estimated commitment under this agreement. During May 2003, the Company and shareholder entered into a release agreement that released the Company from the remaining purchase commitment. Pursuant to the release agreement, the Company reversed the $0.8 million liability as a $0.6 million credit to research and development expenses and a $0.2 million credit to cost of revenues.

9.     RELATED PARTY TRANSACTIONS

         During the six months ended June 30, 2003, the Company paid $0.2 million to ASIP under an existing development agreement. The Company did not make any purchases from TRW, but made $0.2 million of purchases from IBM. No material purchases were made during the three months ended June 30, 2003 from any of these parties.

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

         During the three and six months ended June 30, 2002, the Company paid $0.1 million and $0.3 million, respectively, to IPAG. Also during the three and six months ended June 30, 2002, the Company paid $0.3 million and $0.4 million, respectively, to ASIP. These payments were made under existing development agreements with these entities.

         The Company made no purchases during the three months ended June 30, 2002 and made less than $0.1 million of purchases during six months ended June 30, 2002 from TRW. During the three and six months ended June 30, 2002, the Company made $0.3 million and $0.8 million of purchases from IBM, respectively.

         During May 2003, the Company mutually terminated its development and license agreement with ASIP (the “Termination Agreement”). Pursuant to the Termination Agreement, in exchange for loaning ASIP $0.2 million pursuant to an unsecured convertible subordinated note and reducing the value for which equipment consigned to ASIP may be exchanged for equity in a future ASIP financing round, the parties agreed to terminate all remaining obligations under the development agreement, including all further obligations to pay development expenses and engage in development activities. Pursuant to the Termination Agreement, the parties further agreed that the equipment would be leased to ASIP on a month-to-month basis. As a result of this termination, the Company reversed $0.3 million of a liability owed to ASIP as a credit to investment impairments and related charges. When this liability was originally recorded, it was charged to this expense. In addition, another liability of $0.2 million owed to ASIP was reversed against research and development expenses.

         During the three months ended June 30, 2003, the Company began to negotiate an amendment to the Termination Agreement. During July 2003, ASIP completed a recapitalization and Series C Convertible Preferred Stock financing in connection with which (i) all outstanding Series A and Series B Preferred Stock of ASIP was converted into ASIP common stock and (ii) a one-for-16.775566 reverse stock split of ASIP’s existing stock occurred. As a result of the ASIP Series C financing, the Company’s ownership percentage in ASIP was reduced to approximately 1%. In connection with the ASIP Series C financing, the Termination Agreement was amended to i) cancel the lease of equipment and to transfer title of such equipment to ASIP, ii) cancel the $0.2 million unsecured convertible subordinated note, iii) require ASIP to deliver a $1.0 million unsecured promissory note that is payable on the later of July 8, 2008 or forty-five days after the end of the first calendar year in which ASIP generates $30 million in revenue and iv) to terminate the Company’s lease guaranty of ASIP’s facility.

10.  SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS

         During the three and six months ended June 30, 2002, the Company financed the acquisition of equipment or software in the amount of $1.0 million and $8.4 million, respectively.

         During the three and six months ended June 30, 2002, the Company issued 59,500 and 180,000 shares of restricted Class A common stock, respectively, and recorded $0.4 million and $3.0 million of deferred stock compensation, respectively. Such shares were issued to its employees with vesting periods from 6 months to immediate vesting upon the attainment of certain performance criteria in 2002. Also during the three and six months ended June 30, 2002, a shareholder converted 100,000 and 200,000 shares, respectively, of the Company’s Class B common stock into the same number of shares of Class A common stock.

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

MULTILINK TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.   INCOME TAXES

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

12.   ASSET IMPAIRMENT

         During 2000 and 2001, the Company expanded its manufacturing capacity in order to meet demand. As a result of the sharp decrease in product demand during 2002, the Company recorded a charge of approximately $1.1 million during the three months ended June 30, 2002 for the elimination of certain excess manufacturing equipment. The Company reviewed the future undiscounted cash flows related to this equipment and concluded that an impairment charge was necessary to write down these assets to their fair value. The remaining net book value of this equipment after the impairment charge is $0.2 million. As of June 30, 2003, these assets have been sold.

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

OVERVIEW

         On June 9, 2003, we announced that we signed a definitive agreement with Vitesse Semiconductor Corporation (“Vitesse”) whereby Vitesse will acquire all of our outstanding shares of common stock. Upon completion of the merger with Vitesse, each share of our Class A common stock and Class B common stock will be converted into 0.5493 of a share of Vitesse common stock. Certain of our shareholders, including certain of our officers and directors, who beneficially own approximately 43.0% of our outstanding Class A common stock and 78.9% of our outstanding Class B common stock as of the close of business on July 15, 2003, have agreed to vote in favor of the merger, which remains subject to customary closing conditions. We also scheduled a special shareholder meeting on August 19, 2003 to obtain shareholder approval for such merger. If the merger is approved, most of our existing infrastructure will be absorbed into Vitesse’s existing structure.

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

         To date, we have generated a substantial portion of our revenues from a limited number of customers. Our top three customers for the three months ended June 30, 2003 were ADVA, Ciena and EC Electronics, representing 21%, 21% and 10% of our revenues, respectively. Our top three customers for the six months ended June 30, 2003 were Lucent, ADVA and Ciena, representing 25%, 14% and 13% of our revenues, respectively. During the year ended December 31, 2002, our top three customers were TyCom, Alcatel and Lucent, representing 25%, 19% and 10% of our revenues, and three other customers each accounted for greater than 5% of our revenues.

         A number of telecommunication service providers have curtailed the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for our products by communications equipment manufacturers, including these principal customers. Our revenues continued to decline in the second quarter of 2003 compared with the first quarter of 2003. Due to general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future.

         During August 2002, we commenced a significant corporate realignment plan that included workforce reductions, the consolidation of facilities through closure of certain locations, a reduction in the level of activity at other locations and asset impairment charges. The headcount reduction portion of this plan was completed by April 2003. The headcount reductions have occurred at all of our locations in Europe, Israel and the United States. In response to lower than expected revenues as a result of the continued downturn in the telecommunication market, during the three months ended June 30, 2003, we expanded the Realignment Plan to reduce worldwide headcount to 60 people by September 30, 2003 from the 157 headcount at March 31, 2003. As a result of this decision, we recorded an additional corporate realignment charge of $7.9 million during the three months ended June 30, 2003.

         We focus our sales and marketing efforts on North American, European and Asian communications equipment manufacturers. During the three and six months ended June 30, 2003, we derived 58% and 64%, respectively, of our total revenues from communications equipment manufacturers in North America compared with

76% and 83%, respectively, during the comparable period in 2002. We currently sell through our direct sales force in North America and Europe and through selected independent sales representatives in the United States, Germany, Italy, France, Israel, China, Korea and Japan. International revenues are denominated in U.S. dollars, which reduces our exposure to foreign currency risks. We expect international revenues to continue to account for a significant percentage of total revenues.

         Revenues.   We recognize product revenues at the time of shipment. Our customers are not obligated by long-term contracts to purchase our products and can generally cancel or reschedule orders on short notice. Our revenues have continued to substantially decline in 2003 as compared to 2002. In the ordinary course of business, we receive order cancellations and rescheduled shipments. To the extent possible, we pursue order cancellation fees from our customers. Depending upon the facts and circumstances surrounding these cancellation fees, the receipt of such fees may have an immediate impact on revenues in the period that such fees are collected or the fees may need to be deferred and then recognized as revenue over some future period. We cannot ensure that we will be able to collect an order cancellation fee for each order cancelled and we cannot project how such fees will affect revenue.

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

         Deferred Stock Compensation.   In connection with stock option and restricted stock grants to our employees, officers and directors, we recorded deferred stock compensation. Deferred stock compensation represents the difference between the grant price and the fair value of the common stock underlying options and restricted stock granted during these periods. Deferred stock compensation is presented as a reduction of shareholders’ equity. We are amortizing our deferred stock compensation using the graded vesting method, in accordance with FASB Interpretation No. 28, over the vesting period of each respective option, generally three to four years. Based on our balance of deferred stock compensation as of June 30, 2003, we estimate our amortization of deferred stock compensation for each of the periods below to be as follows:

Year Ending December 31,	Amount
(in thousands)
2003 (subsequent to June 30, 2003)	$430
2004	226

Total	$656

         Less than $0.1 million of the remaining amortization of deferred stock compensation will be charged to cost of revenues. Subsequent to our initial public offering, we did not issue any stock options that required the recognition of any deferred stock compensation.

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

RESULTS OF OPERATIONS

         Revenues.   Revenues decreased to $0.6 million for the three months ended June 30, 2003, compared with $5.0 million for the three months ended June 30, 2002. Revenues decreased $13.5 million to $1.6 million for the six months ended June 30, 2003, compared with $15.1 million for the six months ended June 30, 2002. The decrease was due to a continuing dramatic decline in demand for products in our sector generally, resulting in reduced component purchases by communications equipment manufacturers.

         Gross Profit.   Cost of revenues, including less than $0.1 million of deferred stock compensation, decreased to $0.7 million for the three months ended June 30, 2003, compared with $8.8 million for the three months ended June 30, 2002. Gross profit as a percentage of revenues, or gross margin, was negative 23% for the three months ended June 30, 2003, compared with a negative 77% for the three months ended June 30, 2002. Cost of revenues, including $0.1 million of deferred stock compensation, decreased to $1.9 million for the six months ended June 30, 2003, compared with $14.8 million for the six months ended June 30, 2002. Gross profit as a percentage of revenues, or gross margin, was negative 21% for the six months ended June 30, 2003, compared with a positive 2% for the six months ended June 30, 2002. The improvement in gross margin during the three months ended June 30, 2003 compared to the same period ended June 30, 2002 is due to significant charges recorded against cost of revenues during the three months ended June 30, 2002, offset by lower sales volume during the three months ended June 30, 2003. The fluctuation in gross margin from negative 21% during the six months ended June 30, 2003 to a positive 2% during the comparable period in 2002 is due to the significant charges discussed below coupled with a substantial decrease in sales volume during the six months ended June 30, 2003.

         The improvement in gross margins was due predominantly to $5.3 million of inventory charges during the three months ended June 30, 2002 to reduce inventories to their net realizable value and to write off an advance made to a supplier. Included in the $5.3 million is a $4.8 million inventory write-down. The inventory was written down to its net realizable value based upon our determination that excess quantities existed of certain modules and raw materials. The excess quantities of the modules are the result of forecasted demand not developing as expected and the introduction of two new modules. The new modules have enhanced performance and cost less to produce thereby rendering the older modules obsolete. Accordingly, after allowing for forecasted demand and warranty issues, we wrote down this product to its net realizable value. Certain raw materials were also written down based upon the reduction in forecasted demand for the finished goods that these raw materials were used to manufacture. The remaining raw materials in excess of required demand have no alternative uses and therefore will be disposed. Also included in this inventory charge is $0.5 million that relates to an advance to a supplier. During 2000, we made advances to a finished goods supplier. We had an agreement with the supplier that we would reduce the advance by applying a credit to the purchases we made from the supplier. Our agreement stated that if we did not make sufficient purchases to utilize all of the advances, we would not require the supplier to repay the remaining balance. Based upon our review of forecasted demand for the products that this supplier manufactures, we believe that it is unlikely that we will utilize the remaining advances.

         Gross margins for the three months ended June 30, 2002 are also reduced as a result of an asset impairment charge. In conjunction with the lower forecasted demand discussed above, we performed an impairment analysis of our manufacturing assets. Based upon review of future undiscounted cash flows, which indicated impairment, we recorded a $1.1 million impairment charge to write down these assets, which are all equipment, to their fair value. Fair value was predominantly determined based upon quoted used equipment prices by independent third parties.

         The $5.3 million of inventory charges and $1.1 million of asset impairment charges recorded during the three months ended June 30, 2002 were offset by the reversal of $1.0 million of certain accruals and the sale of inventory, with a cost of $0.2 million that was previously written down to its net realizable value during the first quarter of 2001. The $1.0 million of accrual reversals pertains to accruals that existed at December 31, 2001 and March 31, 2002. During the three months ended June 30, 2002, when final information to determine the adequacy of these accruals was obtained, the accruals were adjusted accordingly. The sale of previously written down inventory relates to inventory that was written down during the first quarter of 2001 based upon information from the sole customer of the product that they were moving from GaAs to SiGe technology. The customer’s transition from GaAs to SiGe has been delayed resulting in immaterial purchases of this inventory by the customer. We do not expect any material orders for this product however; we will continue to disclose the effect of such sales on gross margin.

         Research and Development.  Research and development expenses, excluding deferred stock compensation, decreased to $4.4 million for the three months ended June 30, 2003, compared with $11.9 million for the three months ended June 30, 2002. During the six months ended June 30, 2003, research and development expenses, excluding deferred stock compensation, decreased to $11.7 million, compared with $24.7 million for the six months ended June 30, 2002.

         The decrease is the result of our focused spending on projects that we believe will be accretive to revenues in the near term, our Company-wide expense reduction programs and our corporate realignment program. Research and development expenses for the three months ended June 30, 2003 are also further decreased due to the reversal of accruals of $0.7 million as a result of entering into settlement agreements for these liabilities during this quarter. During the three months ended June 30, 2003, we wrote off a $0.2 million loan that was made to ASIP in May 2003. Such write off was recorded as a research and development expense. Despite the reduction in communications equipment manufacturer spending, we will continue to strategically invest in research and development and seek to build relationships with a global customer base of communications equipment manufacturers. We are targeting investments in research and development on expanding our addressable markets to include Metro/Access and Enterprise applications.

         During the three and six months ended June 30, 2003, stock based compensation expense associated with research and development decreased to $0.3 million and $0.8 million, respectively, as compared with $1.5 million and $2.9 million during the three and six months ended June 30, 2002, respectively. The decrease is due to headcount reductions as a result of our corporate realignment plan and the acceleration of stock based compensation expense during the three months ended September 30, 2002 in connection with our stock option exchange program. As a result of our stock option exchange program, there is less deferred stock compensation that remains to be amortized into the consolidated statement of operations.

         Sales and Marketing.  Sales and marketing expenses, excluding deferred stock compensation, decreased to $1.1 million for the three months ended June 30, 2003, compared with $3.7 million for the three months ended June 30, 2002. During the six months ended June 30, 2003 compared with the comparable period in 2002, sales and marketing expenses, excluding deferred stock compensation, decreased to $2.9 million compared with $7.7 million, respectively. The decrease is the result of our Company-wide expense reduction programs, our corporate realignment program and the collection of an accounts receivable of $0.3 million during the three months ended June 30, 2003 that was previously written off. The decrease in stock-based compensation expense associated with sales and marketing expenses during 2003 compared with 2002 is due to the same reasons discussed above under research and development.

         General and Administrative.  General and administrative expenses, excluding deferred stock compensation, decreased to $2.0 million for the three months ended June 30, 2003, compared with $2.1 million for the three months ended June 30, 2002. During the six months ended June 30, 2003 compared with the comparable period in 2002, general and administrative expenses, excluding deferred stock compensation, decreased to $3.7 million compared with $4.5 million, respectively. The decrease was due primarily to our focused efforts to leverage our general and administrative expenses by reducing spending and the execution of our corporate realignment plan offset by merger related expenses of over $0.6 million incurred during the three months ended June 30, 2003 relating to legal and consulting services. The decrease in stock-based compensation expense associated with general and administrative expenses during 2003 compared with 2002 is due to the same reasons discussed above under research and development.

         Deferred Stock Compensation.  Operating expenses included amortization of deferred stock compensation of $0.5 million and $1.2 million for the three and six months ended June 30, 2003, respectively, compared with $2.5 million and $4.7 million for the three and six months ended June 30, 2002, respectively. The decrease is due to (i) a greater proportion of deferred stock compensation expense being recognized earlier in the vesting period, (ii) the cancellation of options due to employee terminations in connection with our realignment plan and (iii) the reduction in deferred stock compensation as a result of accelerating the amortization of expense during the three months ended September 30, 2002 relating to options that were tendered in connection with our stock option exchange program. Since our initial public offering in June 2001, we have not issued any stock options with an exercise price below fair value that would require the recognition of any deferred stock compensation. We have issued restricted stock to certain of our employees. The deferred stock compensation associated with these restricted stock grants is being amortized over the vesting period, which generally ranges from six months to three years.

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

         Investment Impairments and Related Charges.  During May 2003, we mutually terminated our development and license agreement with ASIP (the “Termination Agreement”). Pursuant to the Termination Agreement, in exchange for loaning ASIP $0.2 million pursuant to an unsecured convertible subordinated note and reducing the value for which equipment consigned to ASIP may be exchanged for equity in a future ASIP financing round, the parties agreed to terminate all remaining obligations under the development agreement, including all further obligations to pay development expenses and engage in development activities. Pursuant to the Termination Agreement, the parties agreed that the equipment would be leased to ASIP on a month-to-month basis. As a result of this termination, we reversed $0.3 million of a liability owed to ASIP as a credit to investment impairments and related charges. When this liability was originally recorded, it was charged to this expense. In addition, another liability of $0.2 million owed to ASIP was reversed against research and development expenses.

         During the three months ended June 30, 2003, the Company began to negotiate an amendment to the Termination Agreement. During July 2003, ASIP completed a recapitalization and Series C Convertible Preferred Stock financing in connection with which (i) all outstanding Series A and Series B Preferred Stock of ASIP was converted into ASIP common stock and (ii) a one-for-16.775566 reverse stock split of ASIP’s existing stock occurred. As a result of the ASIP Series C financing, our ownership percentage in ASIP was reduced to approximately 1%. In connection with the ASIP Series C financing, the Termination Agreement was amended to i) cancel the lease of equipment and to transfer title of such equipment to ASIP, ii) cancel the $0.2 million unsecured convertible subordinated note, iii) require ASIP to deliver a $1.0 million unsecured promissory note that is payable on the later of July 8, 2008 or forty-five days after the end of the first calendar year in which ASIP generates $30 million in revenue and iv) to terminate our lease guaranty of ASIP’s facility.

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

         Based upon headcount reductions associated with our realignment plan, attrition in the normal course of business and expected headcount reductions as a result of our continuing efforts to reduce expenses across all functions, we anticipated that our worldwide headcount would decrease to less than 100 people. The headcount reductions have occurred at all of our locations in Europe, Israel and the United States. Generally, as attrition occurs, we are allocating current resources to fill the vacancies.

         In response to the decline in revenues as a result of the continued downturn in the telecommunication market, during the three months ended June 30, 2003, we expanded the Realignment Plan to reduce worldwide headcount to 60 people by September 30, 2003 from the 157 headcount at March 31, 2003. As a result of this decision, we recorded an additional corporate realignment charge of $7.9 million during the three months ended June 30, 2003. The $7.9 million is comprised of i) severance and termination benefits of $1.3 million, ii) asset impairments of $6.0 million and iii) $0.6 million of lease and contract termination and other costs. Total severance and termination benefits of $1.3 million relates to approximately 97 employees of which the majority have been terminated by June 2003 and the remainder will be terminated by September 2003. As a result of the employee terminations and facility closures associated with the Realignment Plan, a portion of our purchased research and development software, equipment and leasehold improvements will not be fully utilized. The asset write down charge of $6.0 million was determined upon the review of the future undiscounted cash flows related primarily to purchased research and development software and equipment. We concluded that an impairment charge was necessary to write down these assets to their fair value. The $0.6 million relates predominantly to various operating equipment leases and the early termination cost of a vacant operating facility.

         We have estimated that the total cash cost of the realignment plan is approximately $6.8 million and that the plan, combined with our other cost saving initiatives, will contribute approximately $35.0 million of annual cash savings. The estimated remaining cash outflows related to the plan are expected to be $1.8 million for the remainder of 2003, less than $0.5 million in 2004 and $0.7 million thereafter. The estimated cash outflow and annual cash savings related to the plan will, however, be negatively impacted if it takes us longer than anticipated to sublease some of our closed facilities or if our planned terminations are delayed.

         Other Income and Expenses, Net.  Other income decreased to less than $0.1 million and $0.1 million for the three and six months ended June 30, 2003, respectively, compared with $0.1 million and $0.5 million for the three and six months ended June 30, 2002, respectively. The decrease is due primarily to higher interest expense resulting from software and equipment financings during 2001 and the first half of 2002 and lower interest income as a result of having a lower average cash and short-term investment balance. We expect that other income will continue to decrease as our cash and short-term investments decrease during 2003, offset by a decrease in interest expense related to software and equipment financing.

         Net Income (Loss).  Net loss was $15.3 million and $27.5 million for the three and six months ended June 30, 2003, respectively, compared with $44.0 million and $54.5 million for the three and six months ended June 30, 2002. As discussed above, the decrease in net loss is predominantly due to i) inventory write downs of $5.3 million and fixed asset impairments of $1.1 million charged to cost of revenues during 2002 that did not occur in 2003, ii) lower expenses across all areas as a result of our Realignment Plan, iii) a decrease in deferred stock compensation and iv) a tax expense recorded during 2002 as a result of us recording a full valuation allowance against our deferred tax assets offset by lower 2003 revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

         A summary of our contractual obligations and commercial commitments as of June 30, 2003 are as follows:

(Amounts in thousands)		Amounts Due In
Obligation	Total Obligation	2003 (after June 30)	2004	2005 and thereafter
Software and equipment financing	$6,052	$1,781	$3,199	$1,072
Operating leases	5,985	1,364	2,126	2,495
Unconditional purchase obligations	225	225	—	—

Total obligations	$12,262	$3,370	$5,325	$3,567

         As of June 30, 2003, we had cash and cash equivalents and short-term investments of $23.6 million.

         Cash used in operating activities was $22.5 million during the six months ended June 30, 2003 compared with $7.6 million during the six months ended June 30, 2002. Net loss of $27.5 million includes non-cash charges of $4.2 million for depreciation and amortization, $1.3 million for amortization of deferred stock compensation, and $8.1 million for the additional corporate realignment charge discussed above. The increase in cash used in operating activities is due to the significant reduction in revenues discussed above.

         Cash provided by investing activities was $9.0 million for the six months ended June 30, 2003 compared with $2.8 million for the six months ended June 30, 2002. The increase in cash provided by investing activities is due to the net sale of $8.4 million of marketable securities during 2003 coupled with a decrease in fixed asset purchases and proceeds from the sale of fixed assets. The proceeds from the sale of marketable securities were used predominantly for operating purposes and to pay certain financing obligations that were due.

         Cash used in financing activities was $2.1 million for the six months ended June 30, 2003 compared with $0.9 million of cash provided by financing activities during the six months ended June 30, 2002. The increase in cash used by financing activities is due to a decrease in stock option exercises during 2003, an increase in our debt payments due to software and equipment financings that were entered into during the first half of 2002, and $2.9 million of proceeds during 2002 from our credit facility. In addition, we made a $0.5 million loan to our former Co-chairman and Executive Vice President in the first quarter of 2002. During December 2002, the former officer fully paid all outstanding principal and interest due under the promissory note and we paid severance and adjusted the officer’s options according to the separation agreement.

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

         As of June 30, 2003, cash equivalents of $2.5 million were considered restricted and are held as collateral pursuant to the amended credit facility and $2.3 million was outstanding under Tranche A described above, of which $1.3 million, plus interest, is due within the next 12 months. Interest under this facility is fixed at 4.0 percent per annum.

         As discussed below under “Risk Factors”, we operate in the semiconductor industry, which is cyclical and subject to rapid technological change and evolving industry standards. The semiconductor industry has continued to experience a significant downturn. This downturn is characterized by diminished product demand, excess customer inventories and excess production capacity. These factors have caused a substantial decrease in our revenues and in our results of operations. For example, during the six months ended June 30, 2003 we reported a net loss of $27.5 million and, as compared to the year ended 2002, reported a net reduction in cash, cash equivalents and short-term investments of $24.1 million and a reduction in shareholders’ equity of $25.9 million. The substantial decrease in cash, cash equivalents and short-term investments is predominantly due to cash used in operations and for debt service requirements. At June 30, 2003, we had cash, cash equivalents and short-term investments of $23.6 million and working capital of $14.8 million. Cash and cash equivalents and short-term investments are expected to decrease throughout 2003. Given the short maturity of our short-term investments and their high liquidity, a material change in interest rates will not materially affect our liquidity.

         The current downturn and future downturns in the semiconductor industry may be severe and prolonged, and has seriously adversely impacted our revenue and has harmed our business, financial condition, results of operations and cash flows. We will continue to experience losses and use our cash, cash equivalents and short-term investments if we do not receive sufficient product orders and our costs are not controlled.

         One of our strategies to continue as a going conern has been to identify a business partner for a possible merger. On June 9, 2003, we announced that we signed a definitive agreement with Vitesse Semiconductor Corporation (“Vitesse”) whereby Vitesse will acquire all of our outstanding shares of common stock. Upon completion of the merger with Vitesse, each share of our Class A common stock and Class B common stock will be converted into 0.5493 of a share of Vitesse common stock. Certain of our shareholders, including certain of our officers and directors, who beneficially own approximately 43.0% of our outstanding Class A common stock and 78.9% of our outstanding Class B common stock as of the close of business on July 15, 2003, have agreed to vote in favor of the merger, which remains subject to customary closing conditions. We also scheduled a special shareholder meeting on August 19, 2003 to obtain shareholder approval for such merger. If the merger is approved, most of our existing infrastructure will be absorbed into Vitesse’s existing structue.

         However, unless and until the merger is approved by our shareholders, we will continue to: (i) focus on cash preservation and expense reductions, (ii) attempt to expand market share with existing and new products by focusing on our strength in mixed signal and digital signal processing technology, (iii) rationalize research and development spending on projects that will be accretive to revenues in the near term and (iv) secure system design wins with Tier I and emerging communication equipment and optical module manufacturers. In fact, to reduce cash usage and in response to the continuing decrease in revenues, during the three months ended June 30, 2003, we expanded our corporate realignment plan. The most significant revision to the realignment plan is to decrease world-wide headcount to 60 people by September 30, 2003, as compared to 157 people at March 31, 2003. This reduction is being made exclusive of the potential merger with Vitesse. As a result of this decision, we recorded an additional corporate realignment charge of $7.9 million during the three months ended June 30, 2003. This charge is comprised of $6.0 million for asset impairments, $1.3 million for severance and termination benefits and $0.6 million for lease, contract and other costs.

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

         Our decrease in revenues continues to reflect the limited demand for optical equipment in our end markets and the additional reductions in carrier spending during 2002 and 2003. Our business prospects depend substantially on the continued build-out of the communications infrastructure. Almost all telecommunication service providers have curtailed the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for our products by communications equipment manufacturers. This slowdown has caused our revenues and backlog to decline substantially. Our revenues declined in each quarter of 2002, compared to the comparable periods in 2001, and further declined in the second quarter of 2003 as compared with the first quarter of 2003. Because of general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers. Our success in emerging from this prolonged downturn requires that we significantly reduce our cost structure to preserve cash and enhance our ability to invest in opportunities that expand market share and grow revenues in new markets. We will continue to focus on our strength in mixed-signal and digital signal processing technology and will expand into new markets based upon this strength.

         Exclusive of a successful merger with Vitesse, obtaining any new capital or material increases in revenues, we believe that if we execute on the items discussed above, we will have sufficient cash, cash equivalents and short-term investments for at least the next fifteen months. The fifteen months assumes that we can execute on the items discussed above and that revenues meet our forecast. If we cannot satisfactorily execute on the above items or if 2003 revenues are lower than we expect, we will be required to make further headcount and expense reductions which may limit certain operational abilities including, but not limited to, making new product introductions in a timely manner, obtaining design wins, procuring required raw materials and meeting customer shipping schedules. If we are able to obtain new capital and/or revenues grow greater than expected, our liquidity will exceed fifteen months. Based upon our cost reduction efforts, revenues of less than $10 million per quarter will be cash neutral to us and any revenues in excess of this amount will generate positive cash flows from operations.

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

The 0.5493 exchange ratio in the proposed merger with Vitesse does not protect our shareholders from fluctuations in the market price of Vitesse common stock.

         Upon completion of the proposed merger with Vitesse, each share of our common stock will be exchanged for 0.5493 of a share of Vitesse common stock. There will be no adjustment to the exchange ratio for changes in the market price of Vitesse common stock. Vitesse and Multilink are not permitted to abandon the merger other than under limited circumstances (which do not include changes in the market price of Vitesse common stock), nor are we permitted to resolicit the vote of our shareholders solely because of changes in the market price of Vitesse common stock. The specific dollar value of Vitesse common stock to be received by our shareholders upon completion of the merger will depend on the market value of Vitesse common stock at that time. The share price of Vitesse common stock is by nature subject to the general price fluctuations in the market for publicly traded equity securities and has experienced significant volatility. Accordingly, if the market value of Vitesse common stock declines prior to the time the merger is completed, the value of the merger consideration to be received by our shareholders will decline. In addition, because the date that the merger is completed may be later than the date of our special meeting, our shareholders will not know the exact value of the Vitesse common stock that will be issued in the merger at the time they vote on the merger proposal. No prediction can be made as to the market price of Vitesse common stock either before or after completion of the merger.

The anticipated benefits of the merger to the combined company may not be realized.

         We entered into the merger agreement with Vitesse with the expectation that the merger will result in benefits, including:

•	combining complementary technologies permitting Vitesse and our company to provide products with more complete solutions than either company can now provide;

•	a combined company with greater financial, technology and human resources for developing new products and providing greater sales and marketing resources to help promote and sell Vitesse’s and our products; and

•	providing each company with access to the other company’s customer base and thus increasing distribution of Vitesse’s and our products.

         Achieving the benefits of the merger will, however, depend in part on the integration of the technology, operations and personnel of the two companies in a timely and efficient manner so as to minimize the risk that the merger will result in the loss of key employees or the continued diversion of the attention of management. In addition, synergies from the merger may not materialize. Integrating sales of our products into Vitesse’s business model will involve risks that may jeopardize the success of the combined company.

         We cannot assure you that we will be successfully integrated into Vitesse or that any of the anticipated benefits will be realized, and failure to do so could have a material adverse effect on Vitesse’s business, financial condition and operating results. Nor can Vitesse assure you that the stockholders of the combined company will achieve greater value through share ownership of the combined entity than they would have achieved as shareholders of Multilink as a separate entity.

Failure to complete the merger could negatively affect our stock price, future business and operations.

         If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

•	We may be required under certain circumstances to pay Vitesse a termination fee of $1.0 million, as well as reimburse Vitesse for its costs related to the merger;

•	The price of our common stock may decline; and

•	Costs related to the merger, such as financial advisory, legal, accounting and printing fees, must be paid even if the merger is not completed.

In addition, our customers and strategic partners, in response to the announcement of the merger, may delay or defer decisions, which could have a material adverse effect on our business, regardless of whether the merger is ultimately completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company. This may be exacerbated by the reductions in force we are undertaking in anticipation of the merger. This may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. If the merger is not completed, we may be forced to rehire terminated personnel or attract new personnel to fill positions that were terminated in anticipation of the merger. In addition, while the merger agreement is in effect and subject to very narrowly defined exceptions, We are prohibited from soliciting, initiating or encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party and from taking certain actions that would change our business.

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

                During the six months ended June 30, 2003, we used $24.1 million of our available cash, cash equivalents and short term investments to fund our operating, investing and financing activities. We anticipate that we will use approximately $36 to $38 million in cash, cash equivalents and investments during fiscal year 2003 to fund our operations, investments and financing activities. We believe that we will continue to use our available cash, cash equivalents and investments in the future although we believe that we have sufficient cash for our needs for at least the next fifteen months. We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not controlled.

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

                As a result of the continuing significant economic slowdown and the related uncertainties in the technology sector and semiconductor industry, we initiated a corporate realignment plan during the third quarter of 2002. The plan included workforce reductions, the consolidation of facilities through closure of certain locations, a reduction in the level of activity at other locations and expected asset impairment charges. We recorded a charge during 2002 of $11.0 million associated with our realignment plan. In response to the continued decrease in revenues, we revised our realignment plan during the three months ended June 30, 2003 and recorded an additional $7.9 million charge. Although we are making every effort to reduce our expenses, we still expect to incur significant net losses in the foreseeable future due predominantly to the significant and continuing decrease in our revenues. In establishing the realignment plan, we may have incorrectly anticipated the demand for our products and our ability to execute on the plan. We may be forced to restructure further and our plan may not be successful.

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

                We had net losses of $27.5 million for the six months ended June 30, 2003, $106.2 million in 2002 and $12.4 million in 2001. Despite our corporate realignment plan, our ability to achieve profitability will be materially and adversely affected if we fail to significantly increase our revenues. We anticipate incurring net losses for the foreseeable future.

Our quarterly revenues and operating results have declined substantially and could continue to decline because of a number of factors.

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

                Our business prospects depend substantially on the continued build-out of the communications infrastructure. Almost all telecommunication service providers have curtailed the level of their capital expenditures on their infrastructure build-out, which has significantly reduced the demand for our products by communications equipment manufacturers. This slowdown has caused our revenues and backlog to decline substantially. Our revenues declined in each quarter of 2002, compared to the comparable periods in 2001and further declined in the second quarter of 2003 as compared to the first quarter of 2003. In addition, network service providers typically purchase network equipment pursuant to multi-year purchasing programs that may increase or decrease on a monthly basis as the providers adjust their capital equipment budgets and purchasing priorities. Network service providers’ further curtailment or termination of purchasing programs or decreases in capital budgets could materially and adversely affect our revenue and business prospects. This is particularly true if significant and unanticipated by our communications equipment manufacturer customers and us. Additionally, consolidation among network service providers may cause delays in the purchase of our products and a reexamination of strategic and purchasing decisions by these network service providers and our current and potential communications equipment manufacturer customers, including delaying the expansion of 10 Gb/s systems and the migration to 40 Gb/s systems, which could harm our business and financial condition.

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

                A relatively small number of customers have historically accounted for a majority of our revenues. Our three largest customers accounted for approximately 54% of our revenues for fiscal year 2002, 71% of our revenues in 2001, and 52% of our revenues for the three months ended June 30, 2003. Our top three customers for the six months ended June 30, 2003 were Lucent, ADVA and Ciena, representing approximately 25%, 14% and 13%, respectively. Our top three customers for the year ended December 31, 2002 were TyCom, Alcatel and Lucent, representing approximately 25%, 19% and 10% of our revenues, respectively. Our top three customers in 2001 were TyCom, Alcatel and Marconi, representing approximately 34%, 29% and 8% of our revenues, respectively. We anticipate that relatively few customers will continue to account for a significant portion of our revenues. A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers in any period could significantly reduce our already declining revenues.

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

                  Our success depends in part upon the continued service of our executive officers, particularly Dr. Richard Nottenburg, our President, Chief Executive Officer and Chairman of the Board. Dr. Nottenburg does not have an employment or non-competition agreement with us. The loss of Dr. Nottenburg would be detrimental to our ongoing operations and prospects. In August 2002, Eric Pillmore, our Senior Vice President of Finance and Chief Financial Officer, resigned to pursue other opportunities. In November 2002, Joseph Cole, our Vice President of Worldwide Sales, and Ronald Krisanda, our Senior Vice President of Operations, resigned to pursue other opportunities. Dr. Jens Albers, our Executive Vice President and Co-Chairman of the Board, retired from his full-time duties as an officer and director in August 2002 and left our company to pursue other opportunities in December 2002. In July 2003, John Soenksen, our Vice President of Finance and Chief Financial Officer, resigned to pursue other opportunities. While we have reassigned these responsibilities to other members of management, our future success will depend in part on how effectively we can carry out our business plan in their absence.

Several of our key personnel are relatively new to their positions and must be integrated into our organization. Our failure to integrate these individuals could adversely affect our business.

                  Several of our key personnel have recently been promoted to their current positions, including Frank Probst, who was promoted to his current position of Chief Financial Officer in July 2003. Therefore, in combination with the executive departures described above, there has been little or no opportunity to evaluate the effectiveness of our current executive management team as a combined unit. Our future performance will depend in part on our ability to successfully integrate our newly appointed officers and key personnel into our management team, and our ability to develop an effective working relationship among management.

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

                  International sales accounted for approximately 36% of our revenues for the six months ended June 30, 2003, 17% of our revenues for the year ended December 31, 2002 and 24% of our revenues in 2001. International sales will continue to account for a significant portion of our revenues, and as a result, we will be subject to certain risks associated with international sales, including:

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

         We have made investments in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. The following table summarizes these investments as of June 30, 2003:

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

         Our total investment in these companies was approximately $3.7 million at December 31, 2001. During fiscal 2002, we did not make any additional investments in these companies and recognized equity losses totaling $0.7 million and asset impairments totaling $2.5 million bringing our total investment balance in these companies to $0.5 million at December 31, 2002. During the six months ended June 30, 2003, we did not make any additional investments in these companies and recognized an asset impairment on our investment in Innovative Processing AG for $0.3 million, bringing our total investment balance in these companies to $0.2 million. These investments involve all the risks normally associated with investments in development stage companies. As such, there can be no assurance that we will receive a favorable return on these or any future venture-backed investments that we may make. For example, in July 2003, our investment in ASIP was restructured due to a recapitalization and stock offering by ASIP in which our percentage ownership interest was substantially reduced. Additionally, our original and any future investments may continue to become impaired if these companies do not succeed in the execution of their business plans.

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

         We currently have approximately 5,200,000 shares of Class A common stock outstanding, with each share entitling the holder to one vote. We currently have 2,600,000 shares of Class B common stock outstanding, each of which entitles the holder to ten votes. All of the Class B common stock is held by officers, directors or other persons or entities owning 5% or more of the total voting control held by our shareholders.

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

         We had, as of June 30, 2003, 1.7 million shares subject to vested but unexercised options and warrants which may currently be exercised and sold in the public market. If our shareholders now sell substantial amounts of our common stock in the public markets, the market price of our Class A common stock could be materially adversely affected.

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

         We are exposed to fluctuations in the Euro, Lita and the Israeli shekel. During 2001, we opened sales offices in Canada, Italy and the United Kingdom and during 2002 we closed our Canadian office. During 2003 we closed our offices in Italy and the United Kingdom and were only exposed to fluctuations in the British pound for a portion of 2003. The expenses of our foreign sales offices are not material. During the six months ended June 30, 2003, total expenses denominated in these currencies were $3.8 million or 13% of total expenses before income taxes. Expenses denominated in the Euro and shekel represented approximately $3.2 million and $0.5 million, respectively, of foreign expenses. We expect that our foreign expenses will decrease as we continue to execute on our corporate realignment plan.

         During the six months ended June 30, 2003, we did not enter into any foreign forward contracts and we currently have no foreign forward contracts outstanding. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Short-term Investments

         At June 30, 2003, our investment portfolio included fixed and floating rate securities of $6.5 million. The maximum maturity of these investments is 12 months with an overall dollar-weighted maturity of the portfolio of less than six months. Fixed rate securities are subject to interest rate risk and will decline in value if interest rates increase whereas floating rate securities may produce less income than expected if interest rates decrease. Accordingly, our future investment income may not meet expectations as a result of interest rate fluctuations or a loss of principal may occur if we were to sell securities that have declined in market value as a result of interest rate fluctuations. As a result of the relatively short average maturity of the portfolio, an immediate 100 basis point increase in interest rates would not have a material impact on our financial condition, results of operations or cash flows.

         We do not attempt to reduce our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of our portfolio.

Other Investments

         Our other investments include several strategic investments in privately held companies. These investments have an inherent level of risk associated with them, as they are comprised of investments in start-up or development stage companies. We consider these investments long-term strategic investments. The market for these technologies or products that they have under development is typically in the early stages, and may never materialize. Accordingly, we could lose our entire investment in these companies. In fact, during the three months ended March 31, 2003, we recorded an impairment charge of $0.3 million on our investment in IPAG and during 2002, we recorded an impairment charge of $1.1 million and $1.4 million on our investment in ASIP and IMC, respectively, because we believe that the reduction in these investment’s value is other than temporary. We also recorded an impairment charge of $2.4 million on equipment that we consigned to ASIP. We have also provided a guarantee for a lease of ASIP, which is an equity basis investment. The guarantee was through December 31, 2005, provided that ASIP continues to meet all terms and conditions of the lease. Pursuant to an agreement with ASIP in July 2003, this guarantee has been terminated.

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

Item 4.   CONTROLS AND PROCEDURES

                (a)       With the participation of management, Multilink Technology Corporation’s chief executive officer and its chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003 pursuant to Rule 13a 15 of the Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

                (b)       There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in subpart (a) of this Item 4. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

                In May 2003, the Company was named as the defendant in a complaint filed by a supplier in the United States District Court for the Southern District of Indiana. In the complaint, the supplier alleges that the Company breached an Amended and Restated Supply Agreement between the parties. The plaintiff alleges that such breach has resulted in damages in the amount of approximately $0.7 million.

Item 2.   Changes in Securities and Use of Proceeds

(a)	None

(b)	None

(c)	None

(d)	None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

                We held our Annual Meeting of Shareholders on May 28, 2003 for the purposes of electing our directors and to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2003 fiscal year.

                 All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

Election of Directors

Nominee	For	Withheld
Dr. Richard N. Nottenburg	25,444,273	6,889

Dr. Stephen R. Forrest	25,463,173	14,989

G. Bradford Jones	25,463,173	14,989

James M. Schneider	25,444,273	6,889

John Walecka	25,463,173	14,989

Edward J. Zander	25,444,273	6,889

Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2003 fiscal year:

For	Against	Abstain
25,447,216	3,236	710

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

                The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                We filed the following current reports on Form 8-K during the three months ended June 30, 2003:

                On May 14, 2003, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed first quarter 2003 results.

                On June 10, 2003, we filed a Current Report on Form 8-K to announce that we entered into an Agreement and Plan of Merger by and among Vitesse Semiconductor Corporation and Margaux Acquisition Corporation, a wholly-owned direct subsidiary of Vitesse Semiconductor Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTILINK TECHNOLOGY CORPORATION

Date: August 13, 2003	/s/ FRANK PROBST III

Frank Probst III Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002